Form 10-K
period 1993-12-31
WISCONSIN NATURAL GAS CO
filed 1994-03-30
CIK 107830

                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D. C. 20549

                                                      FORM 10-K

                      X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended December 31, 1993

                                            Commission file number 2-2066

                                                    ------------
                                           WISCONSIN NATURAL GAS COMPANY
                               (Exact name of registrant as specified in its charter)

                                Wisconsin                                 39-0713260
                      (State or other jurisdiction of        (I.R.S. Employer Identification No.)
                       incorporation or organization)

                      231 West Michigan Street, P.O. Box 2046, Milwaukee, Wisconsin      53201
                                (Address of principal executive offices)               (Zip Code)

                                                   (414) 221-2590
                                (Registrant's telephone number, including area code)
                                                    ------------

    Securities Registered Pursuant to Section 12(b) of the Act:
                                                                                      Name of Each Exchange
                   Title of Each Class                                                 on which Registered
        -----------------------------------------                                     ---------------------
                          None                                                                 --

    Securities Registered Pursuant to Section 12(g) of the Act:

                                                        NONE
                                                  (Title of Class)
                                                    ------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section
    13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
    requirements for the past 90 days.   Yes   X    No
                                             -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
    this Form 10-K.  (Not applicable; no Section 12 registered securities.)    X
                                                                            -------

                                                    ------------

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                  Class                          Outstanding at March 1, 1994
                                  -----                          ----------------------------
                        COMMON STOCK, $1 PAR VALUE                      1,725,000 Shares

    The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b)
    of Form 10-K and is therefore filing this Form with the reduced disclosure format.


                                       Documents Incorporated by Reference
                                       -----------------------------------
                                                       None



                         WISCONSIN NATURAL GAS COMPANY

       FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1993
       -----------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                  PAGE
- ----                                                                  ----
                                    PART I
                                    ------
  1.      Business . . . . . . . . . . . . . . . . . . . . . . . . .    3
  2.      Properties . . . . . . . . . . . . . . . . . . . . . . . .    6
  3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . .    6
  4.      Submission of Matters to a Vote of Security Holders  . . .    7


                                    PART II
                                    -------
  5.      Market for Registrant's Common Equity
               and Related Stockholder Matters . . . . . . . . . . .    8
  6.      Selected Financial Data  . . . . . . . . . . . . . . . . .    8
  7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . .    8
  8.      Financial Statements and Supplementary Data  . . . . . . .   11
          Report of Independent Accountants  . . . . . . . . . . . .   24
  9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure  . . . . . . .   25


                                   PART III
                                   --------
 10.      Directors and Executive Officers of the Registrant . . . .   25
 11.      Executive Compensation . . . . . . . . . . . . . . . . . .   25
 12.      Security Ownership of Certain Beneficial Owners and
               Management  . . . . . . . . . . . . . . . . . . . . .   25
 13.      Certain Relationships and Related Transactions . . . . . .   25


                                    PART IV
                                    -------
 14.      Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K . . . . . . . . . . . . . . . . .   25
          Consent of Independent Accountants . . . . . . . . . . . .   33
          Signatures . . . . . . . . . . . . . . . . . . . . . . . .   34

                                    PART I

ITEM 1.  BUSINESS

Wisconsin Natural Gas Company ("Wisconsin Natural" or "company"), incorporated in the State of Wisconsin in 1866, is a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy") and is an affiliated company to Wisconsin Electric Power Company ("Wisconsin Electric"), the electric utility subsidiary of Wisconsin Energy.

Wisconsin Natural's operations are presently limited to a single business: the purchase, distribution and sale of natural gas to retail customers and transportation of customer-owned gas in its three distinct service areas in
Wisconsin: west and south of the City of Milwaukee; the Appleton area and the Prairie du Chien area. The gas service territory has an estimated population of over 1,000,000. There were 287,732 customers at December 31, 1993, an increase of 2.9 percent since December 31, 1992.

Effective January 1, 1994, Wisconsin Southern Gas Company, Inc. ("Wisconsin Southern") was acquired by Wisconsin Energy through a merger of Wisconsin Southern into Wisconsin Natural. In the transaction, all outstanding shares of Wisconsin Southern common stock were converted into 1,637,935 shares of Wisconsin Energy common stock. An order approving the merger was issued by the PSCW on December 7, 1993. Wisconsin Natural will continue to use the acquired facilities of Wisconsin Southern for the distribution and transportation of natural gas. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On January 24, 1994, Wisconsin Energy announced plans to merge Wisconsin Natural into Wisconsin Electric. The merger, which will be subject to a number of conditions, including requisite regulatory and other approvals, is anticipated to be effective by year-end 1994. The merger of Wisconsin Natural into Wisconsin Electric is expected to improve customer service and reduce future operating costs.


GAS UTILITY OPERATIONS

Total gas therms delivered by Wisconsin Natural, including customer-owned gas transported by Wisconsin Natural, increased 4.9 percent in 1993 compared to 1992, largely reflecting colder winter weather during the first quarter of 1993.

Approximately 31 percent of total 1993 deliveries were on interruptible rates. Wisconsin Natural's maximum daily send-out in 1993 was 478,425 Dths. A dekatherm ("Dth") is equivalent to ten therms or one million British Thermal Units ("BTU"). Sales of the gas utility fluctuate with the heating cycle of the year and are also impacted by varying weather conditions from year-to-year.

During 1993, ANR Pipeline Company ("ANR"), Wisconsin Natural's largest pipeline transporter, received approval from the FERC to implement new rates in compliance with FERC Order 636. Wisconsin Natural's other pipeline transporters also implemented new rates based on FERC Order 636 during 1993. The number of service choices now available to Wisconsin Natural has expanded, but the responsibility for selecting the proper mix and level of services has commensurately increased.

As a result of the restructuring of pipeline rates and services under FERC Order 636, Wisconsin Natural has entered into more than 20 firm gas supply contracts, which vary in term from less than one year to ten years, that price natural gas at the market rate. Wisconsin Natural also has other pricing options, such as fixing future prices for varying terms, built into these contracts which it can exercise to manage the risk of substantial market price increases. The gas from these contracts is used to meet customer requirements and to fill storage during the warm months and is combined with withdrawals from storage during the heating season to meet system gas demand.

Wisconsin Natural has four firm gas storage and associated firm transportation agreements with ANR and Natural Gas Pipeline Company of America ("NGPL") which allow daily withdrawals of 256,900 Dths and an annual capacity of 20 million Dths. The initial terms of these contracts vary, with the first one expiring in March 1996 and the last one expiring in October 2002. This storage effectively replaces storage used by the pipeline companies to provide gas sales service to Wisconsin Natural in the pre-FERC Order 636 environment. Gas stored at these facilities is purchased by Wisconsin Natural from a number of suppliers.

Wisconsin Natural has four transportation contracts each with ANR and NGPL and one transportation contract with Northern Natural Pipeline Company ("Northern Natural"). All but three of these contracts expire in 2002 with the remaining contracts expiring in 1997, 2001 and 2003. In each case, subject to certain provisions, Wisconsin Natural can extend the terms of these contracts at the time that the agreements would otherwise expire.

Wisconsin Natural transports gas for its customers who purchase gas directly from other suppliers. Transported gas accounted for approximately 32 percent of the company's total therms delivered during 1993, 34 percent during 1992 and 35 percent during 1991.

Wisconsin Natural anticipates that because of the above mentioned restructuring of ANR's rates and services, some of its existing gas transportation customers will begin purchasing gas directly from Wisconsin Natural, thereby reducing the amount of customer-owned gas to be transported. Since rates charged for transportation services are designed to recover the same margin as gas sold directly by Wisconsin Natural, no significant impact on operating income is expected due to this change.

Wisconsin Natural is the supplier of natural gas for Wisconsin Electric's new Concord combustion turbine power plant which began operation in July 1993. Delivery of this facility's fuel requirements is made possible by an eleven mile pipeline extension which was completed in 1992.

Wisconsin Natural provides utility service to a diversified base of industrial customers. Major industries served include the paper industry, the food products industry and the machinery production industry. No single customer accounted for more than 2.8 percent of total gas therms sold and transported in 1993.


REGULATION

Wisconsin Natural is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to gas rates, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, billing practices and various other matters.

RATE MATTERS

See Item 3. LEGAL PROCEEDINGS - "RATE MATTERS" for a discussion of rate matters, including a discussion of the tariffs with respect to the adjustment for the cost of gas purchased for resale.


ENERGY EFFICIENCY

The management of Wisconsin Natural believes that a strong and continuing emphasis must be placed on energy management and efficient energy use. Wisconsin Natural is continuing to develop programs to meet the identified needs of its customers and to assist customers and inform them about energy efficiency options. This policy is regarded by Wisconsin Natural as in the best interests of its customers and the owners of its securities.


ENVIRONMENTAL COMPLIANCE

Environmental regulations have had no material impact on the financial position of Wisconsin Natural.

Solid Waste Landfills

Wisconsin Natural provides for the disposal of hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain clean-up costs. Remediation-related activity pertaining to specific sites is discussed below.

Hunt's Landfill: In 1991, Wisconsin Natural was notified by the EPA that it is a PRP with regard to the former Hunt's Landfill (located in Racine County, Wisconsin). Wisconsin Electric is also a participant in the clean-up of this site to avoid litigation with the PRPs. Even though Wisconsin Electric and Wisconsin Natural have taken the position that they were not responsible for the disposal of any hazardous substances or materials at the site, both companies have agreed to participate in the funding as "de minimis" parties in the execution of a consent decree with the EPA for clean-up. Materials disposed of at the site by Wisconsin Electric and Wisconsin Natural consisted primarily of waste paper and soil from construction sites. The portion of clean-up costs assigned to Wisconsin Electric and Wisconsin Natural is expected to be about $20,000 in total.


OTHER

Wisconsin Natural is authorized to provide gas service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities.

Research and development expenditures of Wisconsin Natural amounted to $144,000 in 1993, $50,000 in 1992 and $3,000 in 1991. In addition to the foregoing amounts, Wisconsin Natural paid $619,000 in 1991 and $652,000 in 1992 for support of the Gas Research Institute under a surcharge of 1.42 cents per Dth sold in 1991 and 1.47 cents per Dth sold in 1992. As a result of the decoupling of rates and services under FERC Order 636 these surcharges are no longer determinable.

At December 31, 1993, Wisconsin Natural employed 761 persons, of which 8 were part-time.


ITEM 2.  PROPERTIES

As of December 31, 1993, the gas distribution system of Wisconsin Natural includes approximately 5,315 miles of mains connected to the ANR, NGPL and Northern Natural pipeline transmission systems at 12 gate stations. Wisconsin Natural has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 68,000 Dths per day. For information regarding the former Wisconsin Southern Gas Company Inc., which was merged into Wisconsin Natural effective January 1, 1994, see
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The liquefied natural gas plant is located on land owned in fee by Wisconsin Natural. The gas distribution mains and services are located, for the most part, in public streets and highways and on land owned by others.


ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

Wisconsin Natural is subject to federal, state and certain local laws and regulations governing the environmental aspects of its operations. Wisconsin Natural believes that, with immaterial exceptions, its existing facilities are in compliance with applicable environmental requirements.

As have other public utilities, Wisconsin Natural and/or its predecessors and affiliates, have operated manufactured gas plants and disposed of ash and other waste products from electric utility activities. Operations at these manufactured gas sites ceased over 40 years ago with remediation activities having been conducted at certain of these sites, while other sites are currently being or are planned to be investigated. Costs associated with remediation activities, to the extent not covered by insurance, have been allowed in rates for utility service. Wisconsin Natural believes any such future costs will continue to be considered appropriate for inclusion in rates and therefore will not have a material adverse impact on its financial condition.

Burlington Manufactured Gas Site: As a result of the acquisition and merger of Wisconsin Southern into Wisconsin Natural effective January 1, 1994, Wisconsin Natural has assumed ownership of a manufactured gas site formerly operated by Wisconsin Southern in Burlington, Wisconsin. Prior to the acquisition and merger, Wisconsin Southern hired an environmental engineering firm to perform testing at this site. Wisconsin Southern had recorded a liability of $3 million for future estimated site remediation costs, based upon estimates that such costs may total $3-7 million in the future. Wisconsin Natural believes that all associated costs incurred for remediation are probable for recovery in future rates based on Wisconsin Southern's correspondence with the PSCW and prior regulatory treatment by the PSCW. Under current plans, remediation expenditures could begin during 1994.

See Item 1. BUSINESS - ENVIRONMENTAL COMPLIANCE - "Solid Waste Landfills" for a discussion of matters related to specific solid waste landfill sites.

RATE MATTERS

Wisconsin Retail Gas Jurisdiction

1993/1994 Rate Case: The PSCW granted an annualized rate increase of $9.2 million, or 3.3 percent, effective September 2, 1993. The new rates, for the test year ending August 31, 1994, are based on an 11.9 percent regulatory return on common equity, as determined for ratemaking purposes, down from the previously authorized return of 12.75 percent.

1994/1995 Test Year: During 1993, the PSCW announced that it will discontinue the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years. As a result, no filing was made with respect to the 1994/1995 test year.

Purchased Gas Adjustment Tariffs: Sales of natural gas are subject to adjustment tariffs designed to pass on to gas customers increases or decreases in the cost of natural gas purchased for resale.


Take-or-Pay and FERC Order 636 Transition Costs

Take-or-pay costs being billed by the pipeline companies are no longer material. However, as a result of FERC Order 636, pipeline companies are no longer in the merchant business and have begun billing transition costs, such as Gas Supply Realignment and stranded capacity costs, to their customers.
The transition costs to be billed to Wisconsin Natural are currently estimated to be about $10.0 million annually during 1994-1995, $7.5 million annually during 1996-1997 and $2.5 million each year thereafter until 2008. These estimates include the components attributable to the former Wisconsin Southern Gas Company Inc., which was acquired by Wisconsin Energy through a merger of Wisconsin Southern into Wisconsin Natural effective January 1, 1994. The PSCW is allowing the local gas distribution companies to pass these costs on to their customers through the purchased gas adjustment mechanism.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The amount of cash dividends declared on Wisconsin Natural's Common Stock during the two most recent fiscal years are set forth below. Dividends were paid to Wisconsin Natural's sole common stockholder, Wisconsin Energy.

                                                            Total
                          Quarter                          Dividend
- ----------------------------------------------------------------------------
          1992               1                           $2,121,750
                             2                            2,121,750
                             3                            2,121,750
                             4                            2,121,750
- ----------------------------------------------------------------------------
          1993               1                           $2,121,750
                             2                            2,121,750
                             3                            2,121,750
                             4                            2,121,750
- ----------------------------------------------------------------------------


ITEM 6.  SELECTED FINANCIAL DATA

Information required by Item 6 is omitted pursuant to General Instruction J(2)(a) of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by Item 7 is omitted pursuant to General Instruction J(2)(a) of Form 10-K and in lieu thereof Wisconsin Natural provides the following:

Wisconsin Natural's revenues increased $41.7 million, or 17.4 percent, in 1993 compared to 1992. This reflects the recovery of increased purchased gas costs, the increase in natural gas therm deliveries made during 1993 and annualized retail rate increases of $4.0 million, or 1.4 percent, effective October 15, 1992 and $9.2 million, or 3.3 percent, effective September 2, 1993.

Total gas therms delivered by Wisconsin Natural increased 4.9 percent in 1993 compared to 1992, largely reflecting colder winter weather during the first quarter of 1993.

The $32 million increase in the cost of gas sold during 1993 compared to 1992 reflects the impact of a higher average delivered cost of gas and the 8.7 percent increase in natural gas therm sales during 1993. Changes in the cost of purchased gas are reflected in rates through Wisconsin Natural's purchased gas adjustment clause. For further discussion of purchased gas contracts and gas market purchases see Item 1. BUSINESS - "Gas Utility Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Other operation expenses were $7 million higher during 1993 compared to 1992 reflecting an increase in postretirement benefit costs associated with the adoption of Statement of Accounting Standards No. 106 ("FAS No. 106") - Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note C to the Financial Statements - Benefits Other Than Pensions) and growth in conservation related expenses associated with improving the efficiency of customers' use of natural gas.

Effective January 1, 1994, Wisconsin Southern Gas Company, Inc. ("Wisconsin Southern") was acquired by Wisconsin Energy through a merger of Wisconsin Southern into Wisconsin Natural. In the transaction, structured as a tax-free reorganization, all outstanding shares of Wisconsin Southern common stock were converted into 1,637,935 shares of Wisconsin Energy common stock, with fractional interests paid in cash, based on an exchange ratio of 1.6330 shares of Wisconsin Energy common stock for each outstanding share of Wisconsin Southern common stock. The merger has been structured to qualify as a pooling of interests for accounting and financial reporting purposes beginning in 1994.

Wisconsin Southern was a gas utility engaged in the purchase, distribution, transportation and sale of natural gas for residential, commercial and industrial consumption in a service territory contiguous to Wisconsin Natural's service territory located in southeastern Wisconsin. Following the merger, Wisconsin Natural now serves approximately 336,000 customers and is Wisconsin's second largest gas distribution company. For additional information, see Note M - Subsequent Events in the Notes to Financial Statements.

In January 1992, Wisconsin Natural issued $10 million of 5-5/8% Series and $10 million of 6-5/8% Series First Mortgage Bonds, using the proceeds to refund its 8-3/4% and 8-3/8% Series First Mortgage Bonds.

In August 1992, Wisconsin Natural issued $25 million of 6-1/8% Debentures due September 1, 1997, using the proceeds to redeem $24 million of its 9-1/4% Series First Mortgage Bonds.

Depending on market conditions and other factors, additional debt refundings may occur.

In December 1992, Wisconsin Natural issued $25 million of 8-1/4% Debentures due December 15, 2022, using the proceeds to repay short-term borrowings which had been incurred to finance part of the company's on-going capital requirements.

Wisconsin Natural's parent, Wisconsin Energy, made capital contributions of $10 million and $7 million to Wisconsin Natural in 1993 and 1991, respectively, which were used to reduce short-term debt.


Wisconsin Electric and Wisconsin Natural Revitalization

In response to increasing competitive pressures in the markets for electricity and natural gas, Wisconsin Electric and Wisconsin Natural have developed a revitalization process to increase efficiencies and improve customer service.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Wisconsin Electric and Wisconsin Natural are "reengineering" and restructuring their organizations. The new structures consolidate many business functions. This "reengineering" and restructuring of the business systems will lead to a reduction in the total Wisconsin Electric/Wisconsin Natural workforce. Effective in early 1994, employees have the option of choosing a voluntary separation package. An early retirement option also has been offered to qualified employees. As a result, it is currently estimated that Wisconsin Energy's utility subsidiaries will incur non-recurring reorganization charges aggregating between $30 to $75 million during 1994. The portion attributable to Wisconsin Natural is currently estimated to be between $3 to $10 million. See Note C to the Financial Statements - Benefits Other Than Pensions, for additional information. It is expected that these costs will be offset, before the end of 1995, by the reductions in future operating costs that these programs will achieve.

In addition to the corporate restructuring at Wisconsin Electric and Wisconsin Natural, as part of this revitalization effort, Wisconsin Energy announced its intent to merge the two companies to form a single combined utility subsidiary. The proposed merger will accomplish the goal of improved customer service and will also enable the reduction of operating costs. The merger, which is anticipated to be effective by year-end 1994, will be subject to a number of conditions, including regulatory and other approvals.


The following details the principal changes in revenues and expenses contributing to the decrease in net income in 1993.

                                                      Thousands of Dollars
                                                      --------------------
Aggregate increase in gas therm sales
  net of increase in gas therms purchased              $ 7,812

Aggregate decrease in revenue per therm sold
  net of decrease in cost of gas per therm
  purchased                                              1,704
                                                      ---------
                                                                   $ 9,516
Increase in other operation expenses                   $(7,226)
Decrease in maintenance                                     84
Increase in depreciation                                  (765)
Increase in taxes other than income taxes                 (303)
Increase in operating income taxes                        (412)
Decrease in other income                                  (165)
Increase in interest charges                              (842)
                                                      ---------
                                                                    (9,629)
                                                                   -------
Decrease in net income                                             $  (113)
                                                                   =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         WISCONSIN NATURAL GAS COMPANY
                   STATEMENT OF INCOME AND RETAINED EARNINGS
                            Year Ended December 31

                                                  1993      1992      1991
                                                  ----      ----      ----
                                                   (Thousands of Dollars)

 Operating Revenues                              $281,718  $239,991  $233,120

 Operating Expenses
   Cost of gas sold                               183,759   151,548   148,386
   Other operation expenses                        45,611    38,385    37,402
   Maintenance                                      5,934     6,018     6,055
   Depreciation (Note D)                           14,511    13,746    12,699
   Taxes other than income taxes                    4,783     4,480     3,924
   Federal income tax (Note E)                      5,324     5,929     4,640
   State income tax (Note E)                        1,393     1,548     1,217
   Deferred income taxes - net (Note E)             1,062      (104)      985
   Investment tax credit - net (Note E)              (456)     (462)     (467)
                                                 --------  --------  --------
        Total Operating Expenses                  261,921   221,088   214,841
 Operating Income                                  19,797    18,903    18,279
 Other Income and Deductions
   Interest income                                    336       525       491
   Allowance for other funds used during
     construction (Note F)                              4        32       196
   Miscellaneous - net                                (85)      (52)      (45)
   Federal income tax (Note E)                        (88)     (155)     (147)
   State income tax (Note E)                          (21)      (39)      (37)
                                                 --------  --------  --------
        Total Other Income and Deductions             146       311       458

Income Before Interest Charges                     19,943    19,214    18,737
Interest Charges
   Long-term debt                                   6,090     4,958     5,009
   Other interest                                   1,348     1,654     1,742
   Allowance for borrowed funds used during
     construction (Note F)                             (2)      (18)     (109)
                                                 --------  --------  --------
        Total Interest Charges                      7,436     6,594     6,642
                                                 --------  --------  --------
Net Income                                         12,507    12,620    12,095
Retained Earnings - Balance, January 1             41,214    37,081    33,473
                                                 --------  --------  --------
                                                   53,721    49,701    45,568
   Cash Dividends Common Stock                     (8,487)   (8,487)   (8,487)
                                                 --------  --------  --------
   Balance, December 31                          $ 45,234  $ 41,214  $ 37,081
                                                 ========  ========  ========

NOTE: Earnings and Dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.

See Notes to Financial Statements.

                         WISCONSIN NATURAL GAS COMPANY

                            STATEMENT OF CASH FLOWS
                            Year Ended December 31

                                                  1993      1992      1991
                                                  ----      ----      ----
                                                   (Thousands of Dollars)

Operating Activities
  Net income                                    $ 12,507  $ 12,620  $ 12,095
  Reconciliation to cash
    Depreciation                                  14,511    13,746    12,699
    Deferred income taxes - net                    1,062      (104)      985
    Investment tax credit - net                     (456)     (462)     (467)
    Allowance for other funds used
       during construction                            (4)      (32)     (196)
    Change in   Accounts receivable               (2,607)    1,636    (6,213)
                Inventories                      (25,034)   (3,061)   (6,862)
                Accounts payable                  (3,875)    5,059    (6,652)
                Other current assets              (2,695)   (2,934)    3,829
                Other current liabilities          3,347    (3,147)     (584)
    Other                                            576       781      (267)
                                                 -------   -------   -------
Cash Provided by (Used in) Operating Activities   (2,668)   24,102     8,367

Investing Activities
  Construction expenditures                      (21,361)  (22,578)  (20,587)
  Allowance for borrowed funds used
       during construction                            (2)      (18)     (109)
  Other                                              432      (428)     (407)
                                                 -------   -------   -------
Cash Used in Investing Activities                (20,931)  (23,024)  (21,103)

Financing Activities
  Sale of long-term debt                             -      69,032       -
  Retirement of long-term debt                    (2,991)  (53,674)      -
  Change in short-term debt                       24,925    (4,840)   13,275
  Stockholder contribution                        10,000       -       7,000
  Dividends on common stock                       (8,487)   (8,487)   (8,487)
                                                 -------   -------   -------
Cash Provided by Financing Activities             23,447     2,031    11,788

Change in Cash and Cash Equivalents              $  (152)  $ 3,109   $  (948)
                                                 =======   =======   =======

Supplemental information disclosures
  Cash Paid for
    Interest (net of amount capitalized)         $ 6,684   $ 6,400  $  6,722
    Income taxes                                   5,800     9,519     6,800



See Notes to Financial Statements.

                         WISCONSIN NATURAL GAS COMPANY

                                 BALANCE SHEET

                                  December 31

                                    ASSETS

                                                    1993               1992
                                                    ----               ----
                                                    (Thousands of Dollars)

Utility Plant                                     $393,032           $372,956
  Accumulated provision for depreciation          (180,202)          (165,920)
                                                  --------           --------
       Net Utility Plant                           212,830            207,036

Other Property and Investments                          70                 71

Current Assets
  Cash and cash equivalents                          6,318              6,470
  Accounts receivable, net of allowance
    for doubtful accounts - $999 and $919           23,251             20,644
  Accrued utility revenues                          34,961             32,407
  Materials and supplies (at average cost)           2,641              2,546
  Natural gas stored
    (at first-in, first-out cost)                   36,571             11,632
  Prepayments and other assets                       3,091              2,950
                                                  --------           --------
       Total Current Assets                        106,833             76,649

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note E)        11,918              3,993
  Deferred take-or-pay buyout                          606              3,316
  Deferred regulatory assets (Note A)                3,879                -
  Other                                              1,843              2,587
                                                  --------           --------
       Total Deferred Charges and Other Assets      18,246              9,896
                                                  --------           --------
Total Assets                                      $337,979           $293,652
                                                  ========           ========



See Notes to Financial Statements.

                         WISCONSIN NATURAL GAS COMPANY

                                 BALANCE SHEET

                                  December 31

                         CAPITALIZATION AND LIABILITIES


                                                  1993                 1992
                                                  ----                 ----
                                                    (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                           $114,734             $100,714
  Long-term debt (Note I)                         71,192               74,059
                                                --------             --------
       Total Capitalization                      185,926              174,773

Current Liabilities
  Long-term debt due currently (Note I)            1,200                1,200
  Notes payable (Note J)                          68,508               43,583
  Accounts payable                                24,434               28,309
  Payroll and vacation accrued                     2,587                2,427
  Taxes accrued - income and other                 4,047                2,069
  Interest accrued                                 1,458                1,516
  Other                                            1,776                  509
                                                --------              -------
       Total Current Liabilities                 104,010               79,613

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note E)      28,657               28,264
  Accumulated deferred investment tax credits      6,667                7,123
  Deferred take-or-pay buyout                        606                3,316
  Deferred regulatory liabilities (Note A)        11,530                  -
  Other                                              583                  563
                                                --------              -------
       Total Deferred Credits and Other
         Liabilities                              48,043               39,266

Commitments and Contingencies (Note L)
                                                --------             --------
Total Capitalization and Liabilities            $337,979             $293,652
                                                ========             ========



See Notes to Financial Statements.

                         WISCONSIN NATURAL GAS COMPANY

                           CAPITALIZATION STATEMENT

                                  December 31


                                                          1993        1992
                                                          ----        ----
                                                       (Thousands of Dollars)
Common Stock Equity
  Common stock ($1 par value; authorized 38,000,000
    shares; issued 1,725,000 shares)                    $  1,725   $  1,725
  Other paid in capital                                   67,775     57,775
  Retained earnings                                       45,234     41,214
                                                        --------   --------
       Total Common Stock Equity                         114,734    100,714


Long-Term Debt
  First mortgage bonds

       Series       Due
       ------       ---
       5-5/8%      1995                                   10,000     10,000
       6-5/8%      1997                                   10,000     10,000
       9-1/4%      2016                                    3,000      6,000
                                                        --------   --------
                                                          23,000     26,000

Debentures (unsecured)
   6-1/8% Series due 1997                                 25,000     25,000
   8-1/4% Series due 2022                                 25,000     25,000
Unamortized discount - net                                  (608)      (741)
Long-term debt due currently                              (1,200)    (1,200)
                                                        --------   --------
       Total Long-Term Debt                               71,192     74,059
                                                        --------   --------
       Total Capitalization                             $185,926   $174,773
                                                        ========   ========



See Notes to Financial Statements.

                         WISCONSIN NATURAL GAS COMPANY
                         NOTES TO FINANCIAL STATEMENTS


A - Summary of Significant Accounting Policies
- ----------------------------------------------

General
- -------

The accounting records of the company are kept as prescribed by the Public Service Commission of Wisconsin (PSCW).

Revenues
- --------

Utility revenues are recognized on the accrual basis and include estimated amounts for service rendered but not billed.

Property
- --------

Property is recorded at cost. Additions to and significant replacements of utility property are charged to utility plant at cost; minor items are charged to maintenance expense. Cost includes material, labor and allowance for funds used during construction (see Note F). The cost of depreciable utility property, together with removal cost less salvage, is charged to accumulated provision for depreciation when property is retired.

Deferred Regulatory Assets and Liabilities
- ------------------------------------------

Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company capitalizes as deferred regulatory assets incurred costs which are expected to be recovered in future utility rates. The company also records as deferred regulatory liabilities the current recovery in utility rates of costs which are expected to be paid in the future.

The significant portion of the company's deferred regulatory assets and liabilities relate to the amounts recorded due to the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). See Note E.

Statement of Cash Flows
- -----------------------

Cash and cash equivalents includes marketable debt securities acquired three months or less from maturity.


B - Pension Plans
- -----------------

Effective in 1993, the PSCW adopted Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (FAS 87), for ratemaking. For 1992 and 1991, the PSCW recognized funded amounts for ratemaking and the company charged the following amounts to expense as paid, $165,000 and $555,000, respectively.

- ----------------------------

The company has several noncontributory pension plans covering all eligible employees. Pension benefits are based on years of service and the employee's compensation. The majority of the plans' assets are equity securities; other assets include corporate and government bonds, guaranteed investment contracts and real estate. The plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974.

In the opinion of the company, current pension trust assets and amounts which are expected to be paid to the trust in the future will be adequate to meet future pension payment obligations to current and future retirees.

Pension Cost calculated per FAS 87                1993       1992       1991
- ----------------------------------               ------     ------     ------
                                                    (Thousands of Dollars)
Components of Net Periodic Pension Cost,
  Year Ended December 31 -
  Cost of pension benefits earned by
   employees                                    $ 1,207    $ 1,077    $   967
  Interest cost on projected benefit
   obligation                                     3,633      3,264      3,085
  Actual return on plan assets                   (4,292)    (1,599)    (9,878)
  Net amortization and deferral                     305     (3,318)     5,875
                                                -------    -------     ------
Total pension cost (credit) calculated
under FAS 87                                    $   853    $  (576)   $    49
                                                =======    =======     ======
Actuarial Present Value of Accumulated
  Benefit Obligation, at December 31 -
  Vested benefits-employees' right to
   receive benefit no longer contingent
   upon continued employment                    $39,142    $34,112
  Nonvested benefits-employees' right to
   receive benefit contingent upon
   continued employment                             428        424
                                                -------    -------
Total obligation                                $39,570    $34,536
                                                =======    =======
Funded Status of Plans: Pension Assets and
  Obligations at December 31 -
  Pension assets at fair market value           $55,224    $52,172
  Projected benefit obligation
   at present value                             (50,455)   (43,112)
  Unrecognized transition asset                  (1,511)    (1,635)
  Unrecognized prior service cost                 1,908      1,854
  Unrecognized net gain                          (2,802)    (6,806)
                                                -------     ------
Projected status of plans                       $ 2,364    $ 2,473
                                                =======     ======
Rates used for calculations (%) -
  Discount Rate-interest rate used to
   adjust for the time value of money               7.5        8.0        8.0
  Assumed rate of increase in
   compensation levels                              5.0        5.0        5.0
  Expected long-term rate of return
   on pension assets                                9.0        9.0        9.0

C - Benefits Other Than Pensions
- --------------------------------

In January 1993, the company adopted prospectively Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106), and elected the 20 year option for amortization of the previously unrecognized accumulated postretirement benefit obligation. The PSCW has issued an order recognizing FAS 106 for ratemaking; therefore adoption has no material impact on net income. For years prior to 1993 the cost of these postretirement benefits was expensed when paid and was $614,000 in 1992, and $527,000 in 1991.

The company sponsors defined benefit postretirement plans that cover both salaried and nonsalaried employees who retire at age 55 or older with at least 10 years of credited service. The postretirement medical plan provides coverage to retirees and their dependents. Retirees contribute to the medical plan. The group life insurance benefit is based on employee compensation and is reduced upon retirement.

Employees' Benefit Trusts (Trusts) are used to fund a major portion of postretirement benefits. The funding policy for the Trusts is to maximize tax deductibility. The majority of the Trusts' assets are mutual funds.


Postretirement Benefit Cost calculated per FAS 106      (Thousands of Dollars)
- --------------------------------------------------

Components of Net Periodic Postretirement Benefit Cost,
  Year Ended December 31, 1993 -
  Cost of postretirement benefits earned by employees     $    297
  Interest cost on projected benefit obligation              1,024
  Actual return on plan assets                                (221)
  Net amortization and deferral                                520
                                                          --------
Total postretirement benefit cost calculated              $  1,620
  under FAS 106                                           ========


Funded Status of Plans: Postretirement Obligations
  and Assets at December 31, 1993 -
  Accumulated Postretirement Benefit Obligation at
   December 31, 1993 -
   Retirees                                               $ (5,710)
   Fully eligible active plan participants                  (2,221)
   Other active plan participants                           (6,039)
                                                          --------
  Total obligation                                         (13,970)

  Postretirement assets at fair market value                 2,771
                                                          --------
  Accumulated postretirement benefit obligation in
   excess of plan assets                                   (11,199)

  Unrecognized transition obligation                         9,787
  Unrecognized net loss                                        336
                                                          --------
  Accrued Postretirement Benefit Obligation               $ (1,076)
                                                          ========

- -------------------------------------------

Rates used for calculations (%) -
   Discount Rate-interest rate used to adjust
    for the time value of money                             7.5
   Assumed rate of increase in compensation levels          5.0
   Expected long-term rate of return on
    postretirement assets                                   9.0
   Health care cost trend rate                             14.0 declining to
                                                            5.0 in 2002

Changes in health care cost trend rates will affect the amounts reported. For example, a 1% increase in rates would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $1,000,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $100,000.

Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (FAS 112), was issued in 1992. This statement establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The company adopted FAS 112 prospectively for 1994. It is anticipate that adoption will not have a material effect on net income.

The company has announced a Voluntary Severance Package (VSP) and Early Retirement Incentive Program (ERIP) effective January 1994 and March 1994, respectively to eligible employees. The availability of these plans to various bargaining units is based upon agreements made between the company and the unions. These plans are available to all management employees but not elected officers.

The VSP includes a severance payment, medical/dental insurance, outplacement services, personal financial planning and tuition support. ERIP provides for a monthly income supplement, medical benefits, and personal financial planning. It is estimated that 8%-20% of total employees will elect one of these plans. The estimated cost associated with these plans is $3,000,000 - $10,000,000.


D - Depreciation
- ----------------

Depreciation expense is accrued at straight line rates, certified by the PSCW, which include estimates of salvage and removal costs.

Depreciation as a percent of average depreciable utility plant was 4.0% in 1993 and 1992 and 3.9% in 1991.


E - Income Taxes
- ----------------

Comprehensive interperiod income tax allocation is used for federal and state temporary differences. The federal investment tax credit is accounted for on the deferred basis and is reflected in income ratably over the life of the related property.

- ---------------------------

Following is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.

                                    1993       1992      1991
                                  -------    -------   -------
                                     (Thousands of Dollars)
Current tax expense               $ 6,826    $ 7,671   $ 6,041
Investment tax credit-net            (456)      (462)     (467)
Deferred tax expense                1,062       (104)      985
                                  -------    -------   -------
Total tax expense                 $ 7,432    $ 7,105   $ 6,559
                                  =======    =======   =======

Income before income taxes        $19,939    $19,725   $18,654
                                  =======    =======   =======
Expected tax at federal
  statutory rate                  $ 6,979    $ 6,706   $ 6,342
State income tax net of federal
  tax reduction                     1,106      1,107     1,036
Investment tax credit restored       (456)      (462)     (467)
Deferred tax restored -
  rate differential                  (234)      (255)     (255)
Other (no item over 5% of
  expected tax)                        37          9       (97)
                                  -------    -------   -------
Total tax expense                 $ 7,432    $ 7,105   $ 6,559
                                  =======    =======   =======

FAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the company's financial statements or tax returns, the adjustment of deferred tax balances to reflect tax rate changes and the recognition of previously unrecorded deferred taxes. The company adopted FAS 109 prospectively in 1993. Following is a summary of deferred income taxes as of December 31, 1993, after FAS 109 adoption, and December 31, 1992, prior to adoption.

                                                 1993                1992
                                               -------             -------
                                                  (Thousands of Dollars)
    Deferred Income Tax Assets
      Construction advances                    $ 8,720             $ 3,993
      Other                                      3,198                 -
                                               -------             -------
        Total Deferred Income Tax Assets       $11,918             $ 3,993
                                               =======             =======
    Deferred Income Tax Liabilities
      Plant related                            $26,397             $28,264
      Other                                      2,260                 -
                                               -------             -------
        Total Deferred Income Tax Liabilities  $28,657             $28,264
                                               =======             =======

The company also has recorded deferred regulatory assets and liabilities of $3,879,000 and $11,530,000, respectively, as of December 31, 1993, which represent the future expected impact of deferred taxes on utility revenues. Adoption of FAS 109 had no material effect on net income.

F - Allowance for Funds Used During Construction (AFUDC)
- --------------------------------------------------------

Through August 1993, AFUDC is capitalized in utility plant accounts and represents the cost of borrowed funds used during construction and a rate of return on stockholder's capital used for construction purposes. On the income statement the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholder's capital is an item of noncash other income. Beginning September 1993, all construction work in progress
(CWIP) is allowed to earn a current return.

AFUDC was capitalized at the following rates, as approved by the PSCW:

   October 1992 - August 1993        Current return on investment for selected
                                     projects included in CWIP; 10.97% for
                                     remaining CWIP
   September 1991 - September 1992   Current return on investment for selected
                                     projects included in CWIP; 11.19% for
                                     remaining CWIP
   January 1991 - August 1991        11.37% for all projects

G - Transactions With Associated Companies
- ------------------------------------------

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. The company also sells gas to Wisconsin Electric Power Company (WE), another subsidiary of Wisconsin Energy Corporation (WEC), for electric generation at rates approved by the PSCW. The company received from WEC a stockholder contribution of $10,000,000 and $7,000,000 in 1993 and 1991, respectively.

H - Preferred Stock
- -------------------

Serial Preferred Stock authorized but unissued is cumulative, $100 par value, 120,000 shares.

I - Long-Term Debt
- ------------------

The maturities and sinking fund requirements through 1998 for the aggregate amount of long-term debt outstanding at December 31, 1993 are shown below.

               1994      $ 1,200,000
               1995       11,200,000
               1996          600,000
               1997       35,000,000
               1998           -

Sinking fund requirements for the years 1994 through 1998, included in the table above, are $3,000,000. Substantially all utility plant is subject to the applicable mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

J - Notes Payable
- -----------------

Short-term notes payable consist of:
                                         December 31
                                       1993       1992
                                      ------     ------
                                    (Thousands of Dollars)

        Banks                        $39,999    $ 4,999
        Commercial paper              28,509     38,584
                                     -------    -------
                                     $68,508    $43,583
                                     =======    =======

Unused lines of credit for short-term borrowings amounted to $35,509,000 at December 31, 1993. In support of various informal lines of credit from banks, the company has agreed to pay commitment fees; these commitment fees are not significant.

K - Fair Value of Financial Instruments
- ---------------------------------------

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), requires, if practicable, disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet. The fair values provided below represent the amounts at which the financial instruments could have been exchanged between willing parties on December 31.

Fair value is estimated based upon the market value of the financial instrument or upon instruments with similar characteristics. For most financial instruments held by the company, book value approximates fair value. The value of financial instruments recognized on the balance sheet, for which book value does not approximate fair value, is as follows:

                                                  December 31
                                          1993                    1992
                                    Book        Fair        Book        Fair
                                    Value       Value       Value       Value
                                  --------    --------    --------    --------
                                              (Thousands of dollars)

     Debentures                   $ 50,000    $ 54,469    $ 50,000    $ 50,219


In 1993, the FASB issued Statement of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. This standard addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The company adopted FAS 115 prospectively in 1994. It is anticipated that adoption will not have a material effect on net income.

L - Commitments and Contingencies
- ---------------------------------

Discussion of take-or-pay costs and FERC Order 636 transition costs billed by natural gas pipeline companies can be found elsewhere in this report in "Legal Proceedings - Rate Matters" in Item 3.

M - Subsequent Events
- ---------------------

Effective January 1, 1994 Wisconsin Energy Corporation (WEC) acquired all of the outstanding common stock of Wisconsin Southern Gas Company, Inc. (WSG) through a statutory merger of WSG into WN in which all of WSG's common stock was converted into common stock of WEC. WSG was a gas utility engaged in the purchase, distribution, transportation and sale of natural gas primarily in a section of southeastern Wisconsin which is contiguous to WN's service territory. WSG was merged into WN using the pooling of interests method of accounting. Accordingly, historical financial data in future reports will be restated to include WSG. The following unaudited proforma data summarizes the combined results of operations of the company and WSG as though the merger had occurred at the beginning of 1991:

(Thousands of Dollars)                    1993         1992         1991
                                          ----         ----         ----
Total operating revenues                $331,301     $283,699     $273,804
Net income                                14,155       14,209       12,913

In January 1994, WEC announced plans to merge WN into Wisconsin Electric Power Company, a wholly-owned utility subsidiary of WEC. The merger, subject to requisite regulatory and other approvals, is anticipated to be effective by year-end 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the
 Stockholder of Wisconsin Natural Gas Company

In our opinion, the financial statements listed under Item 14(a)(1) and (2) on pages 25 and 26 present fairly, in all material respects, the financial position of Wisconsin Natural Gas Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. As discussed in the Notes to Financial Statements, the Company changed its method of accounting for income taxes and postretirement benefits effective
January 1, 1993.  We concur with these changes in accounting.







/s/Price Waterhouse
- -------------------
PRICE WATERHOUSE


Milwaukee, Wisconsin
January 26, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 10 is omitted pursuant to General Instruction J(2)(c) to Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Item 11 is omitted pursuant to General Instruction J(2)(c) to Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Item 12 is omitted pursuant to General Instruction J(2)(c) to Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is omitted pursuant to General Instruction J(2)(c) to Form 10-K.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements

                     Included in Part II of this report:

                       Statement of Income and Retained Earnings for the
                          three years ended December 31, 1993

                       Statement of Cash Flows for the three years ended
                          December 31, 1993

                       Balance Sheet at December 31, 1993 and 1992

                       Capitalization Statement at December 31, 1993 and 1992

                       Notes to Financial Statements

                       Report of Independent Accountants

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K (Cont'd)

          (a)  2. Financial Statement Schedules
                      Included in Part IV of this report:
                        For the three years ended December 31, 1993

                              Schedule V   Property, Plant and Equipment
                              Schedule VI  Accumulated Depreciation,
                                             Depletion, and Amortization of
                                             Property, Plant and Equipment
                              Schedule IX  Short-Term Borrowings
                              Schedule X   Supplementary Income Statement
                                             Information

                  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


               3. Exhibits

                  The following Exhibits are filed with this report:

                  Exhibit No.

                  (23) Consent of Independent Accountants, dated March 30, 1994 appearing on page 33 of this Annual Report on Form 10-K for the year ended December 31, 1993.

In addition to the Exhibit shown above, which is filed herewith, Wisconsin Natural hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation Section 201.24 by reference to the filings set forth below:

                  (2) Agreement and Plan of Reorganization, dated as of July 30, 1993, by and among Wisconsin Energy Corporation, Wisconsin Natural Gas Company and Wisconsin Southern Gas Company, Inc., including the related Plan and Agreement of Merger between Wisconsin Natural and Wisconsin Southern.
                          (Exhibit A to the Proxy Statement/Prospectus dated October 20, 1993 contained in the Registration Statement of Wisconsin Energy Corporation on
                          Form S-4, No. 33-50653)

                  (3)-1 Restated Articles of Incorporation of Wisconsin Natural Gas Company, as adopted on December 1, 1982. (Exhibit (3)-1 to Wisconsin Natural's 1982 Form 10-K in File No. 2-2066)

                      2 Bylaws of Wisconsin Natural Gas Company, as amended to November 23, 1992. (Exhibit (3)-1 to Wisconsin Natural's 1992 Form 10-K in File No. 2-2066)

                   Mortgage, Indenture or                              Under
                   Supplemental Indenture       Date      Exhibit #   File No.
                  ------------------------------------------------------------
                  (4)-1 Mortgage and Deed of    6/1/50       7-C       2-8457
                        Trust
                      2 Third                   9/1/57       2-D       2-13563
                      3 Fourth                10/15/61       2-E       2-18922
                      4 Fifth                  11/1/62       2-F       2-20799
                      5 Sixth                  10/1/65       2-G       2-24012
                      6 Seventh                9/15/67       2-H       2-27101
                      7 Eighth                 9/15/69       4-J       2-34303
                      8 Ninth                   7/1/71     (4)-1       2-2066
                                                                       (1980
                                                                    Form 10-K)
                      9 Tenth                  9/15/86     (4)-9       2-2066
                                                                       (1986
                                                                    Form 10-K)
                     10 Eleventh               1/15/92     (4)-1       2-2066
                                                                       (1991
                                                                    Form 10-K)
                     11 Twelfth                11/1/92     (4)-1       2-2066
                                                                      (9/30/92
                                                                    Form 10-Q)
                     12 Thirteenth              1/1/94     (4)-1       2-2066
                                                                      (1/01/94
                                                                    Form 8-K)
                     13 Indenture for Debt      9/1/92     (4)-2       2-2066
                        Securities                                    (9/30/92
                        (the "Indenture")                           Form 10-Q)
                     14 Securities              9/1/92     (4)-3       2-2066
                        Resolution No. 1                              (9/30/92
                        under the Indenture                         Form 10-Q)
                     15 Securities             12/1/92     (4)-1       2-2066
                        Resolution No. 2                               (1992
                        under the Indenture                         Form 10-K)

                     16 Thirteenth Supplemental
                        Indenture, dated
                        January 1, 1994, to
                        Indenture dated
                        September 1, 1950 of
                        Wisconsin Southern Gas
                        Company, Inc. (to reflect
                        the assumption of bonds            (4)-2       2-2066
                        by Wisconsin Natural in                       (1/01/94
                        connection with merger).                    Form 8-K)


          All agreements and instruments with respect to long-term debt not exceeding 10% of the total assets of the Registrant have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

                  (10)-1 Supplemental Benefits Agreement between Wisconsin Natural and employee Ronald K. Espe dated December 14, 1990. (Exhibit (10)-1 to Wisconsin Natural's 1990 Form 10-K in File No. 2-2066) *

                       2 Service Agreement dated January 1, 1987 between Wisconsin Natural Gas Company, Wisconsin Energy Corporation and other non-utility affiliated companies. (Exhibit (10)-(a) to Wisconsin Natural's Form 8-K dated January 2, 1987 in File No. 2-2066)

     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K. Certain compensatory plans in which directors or executive officers of the Registrant are eligible to participate are not filed in reliance on the exclusion in Item 601(b)(10)(iii)(B)(6) of Regulation S-K.


          (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1993.

However, a report on Form 8-K dated January 1, 1994 was filed by Wisconsin Natural reporting the effectiveness of the acquisition of Wisconsin Southern Gas Company, Inc. by Wisconsin Energy through a merger of Wisconsin Southern Gas Company, Inc. into Wisconsin Natural, a wholly-owned subsidiary of Wisconsin Energy, and filing the related historical financial statements and pro forma financial information.

Additionally, a report on Form 8-K dated January 24, 1994 was filed by Wisconsin Natural reporting the announced plan of Wisconsin Energy to merge Wisconsin Natural into Wisconsin Energy's wholly-owned principal utility subsidiary, Wisconsin Electric, anticipated to be effective by year-end 1994.

                       WISCONSIN NATURAL GAS COMPANY

                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                DECEMBER 31


              Col. A                           Col. F
              ------               -------------------------------
         Classification             1993         1992         1991
         --------------             ----         ----         ----
                                       (Thousands of Dollars)

Gas Utility Plant
   Storage Plant                 $  9,101     $  9,101     $  9,030
   Distribution Plant             345,732      328,110      309,846
   General Plant                   37,712       34,490       33,239
   Work in Progress                   487        1,255          972
                                 --------     --------     --------
        Total Gas Utility Plant   393,032      372,956      353,087

Nonutility Property                    70           79           79
                                 --------     --------     --------

        Total Property and Plant $393,102     $373,035     $353,166
                                 ========     ========     ========

Note: Neither total additions nor total retirements in 1993, 1992, and 1991 amounted to more than 10% of the total property balances at December 31 of these years. All additions were for ordinary extensions and improvements of the system. Additions include Allowance for Funds Used During Construction of $6,000 in 1993, $50,000 in 1992, and $305,000 in 1991. Total additions and retirements for the years 1991-1993 are shown below.

                                 1993         1992         1991
                                 ----         ----         ----
                                     (Thousands of Dollars)

      Total Additions         $ 21,367      $ 22,628     $ 20,892
      Total Retirements          1,300         2,759        1,364


Depreciation

    Depreciation expense is accrued at straight line rates certified by the PSCW. The average depreciation rate was 4.0% in 1993, 4.0% in 1992 and 3.9% in 1991.


                                        WISCONSIN NATURAL GAS COMPANY
                            SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                                AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

    Col. A                        Col. B           Col. C         Col. D        Col. E        Col. F
                                                 Additions                      Other
                                Balance at       Charged to                    Changes-     Balance at
Description                    Beginning of      Costs and                       Add          End of
                                  Period          Expenses      Retirements    (Deduct)       Period
                                                                 (Note A)
                               ------------      ----------     -----------    --------     ----------
                                                          (Thousands of Dollars)
Year Ended December 31, 1993:
- -----------------------------
  Accumulated Depreciation

    Gas Utility                 $165,920          $16,207          $  903     $(1,022)        $180,202
    Nonutility                         8             -                  8        -                -
                                --------          -------          ------     --------        --------
       Total                    $165,928          $16,207          $  911     $(1,022)        $180,202
                                ========          =======          ======     ========        ========

Year Ended December 31, 1992:
- -----------------------------
  Accumulated Depreciation

    Gas Utility                 $154,739          $15,431          $3,144     $(1,106)        $165,920
    Nonutility                         8             -                -           -                  8
                                --------          -------          ------     --------        --------
       Total                    $154,747          $15,431          $3,144     $(1,106)        $165,928
                                ========          =======          ======     ========        ========

Year Ended December 31, 1991:
- -----------------------------
  Accumulated Depreciation

    Gas Utility                 $143,210          $14,365          $1,772     $(1,064)        $154,739
    Nonutility                         8             -               -            -                  8
                                --------          -------          ------     --------        --------
       Total                    $143,218          $14,365          $1,772     $(1,064)        $154,747
                                ========          =======          ======     ========        ========



Note A - After deduction of net salvage from property retired.































                                         - 30 -

                                        WISCONSIN NATURAL GAS COMPANY
                                     SCHEDULE IX - SHORT-TERM BORROWINGS

Col. A                        Col. B         Col. C        Col. D               Col. E           Col. F
                                                           Maximum             Average          Weighted
                                            Weighted        Amount              Amount           Average
                            Balance at       Average      Outstanding        Outstanding        Interest
Category of Aggregate         End of        Interest      During the         During the        Rate During
Short-Term Borrowings        Period           Rate          Period             Period          the Period
                            (Note A)                                          (Note B)          (Note C)
- ---------------------      -----------      --------      ------------       -----------       -----------
                                                     (Thousands of Dollars)
Year 1993
- ---------

Notes payable to banks      $39,999           3.28%         $39,999           $10,207             3.20%
Commercial paper             28,509           3.31%          65,518            28,580             3.36%


Year 1992
- ---------

Notes payable to banks       $ 4,999          4.08%         $ 4,999           $ 4,999             3.94%
Commercial paper             $38,584          3.54%         $57,418           $32,273             4.08%

Year 1991
- ---------
Notes payable to banks       $ 4,999          4.24%         $ 4,999           $ 4,999             5.96%
Commercial paper             $43,424          5.09%         $43,424           $22,931             6.35%


Note A - Bank loans include a note due within one year.  Commercial paper outstanding at
         December 31, 1993 is due within one month.
Note B - Based on daily amounts outstanding.
Note C - The weighted average interest rate was derived by relating short-term interest expense to average short-term loans outstanding.








































                                         - 31 -

                         WISCONSIN NATURAL GAS COMPANY

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION (Note A)



        Col. A                                           Col. B
                                              Charged to Costs and Expenses
                                              -----------------------------
        Item                                   1993       1992        1991
        ----                                   ----       ----        ----
                                                  (Thousands of Dollars)

Taxes other than payroll and
    income taxes

    Wisconsin license fee tax                 $2,328     $2,221      $2,128
     Other(B)                                    421        308         (75)
                                              ------     ------      ------
       Total                                  $2,749     $2,529      $2,053
                                              ======     ======      ======




Note A - Maintenance expense and depreciation are shown on the Income
         Statement. No royalties were paid and advertising costs did not exceed 1% of revenues.

Note B - 1991 includes Wisconsin ad valorem tax refunds for years
         1984-1985 and 1986-1989.

         1992 includes Wisconsin ad valorem tax refunds for years
         1986-1989.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-41368 and 33-48927) of Wisconsin Natural Gas Company of our report dated January 26, 1994 appearing on page 24 of this Form 10-K.







/s/Price Waterhouse
- -------------------
PRICE WATERHOUSE


Milwaukee, Wisconsin
March 30, 1994

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WISCONSIN NATURAL GAS COMPANY


                                        /s/R. A. Abdoo
                                    By -------------------------------------
Date     March 30, 1994                 (R. A. Abdoo, Chairman of the Board
                                            and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature and Title                                         Date



   /s/R. A. Abdoo
- -----------------------------------------------             March 30, 1994
   (R. A. Abdoo, Chairman of the Board and
    Chief Executive Officer and Director
    - Principal Executive Officer)


   /s/R. K. Espe
- -----------------------------------------------             March 30, 1994
   (R. K. Espe, President and Chief
    Operating Officer and Director)


   /s/J. G. Remmel
- -----------------------------------------------             March 30, 1994
   (J. G. Remmel, Chief Financial Officer and
    Director - Principal Financial Officer)


   /s/A. K. Klisurich
- -----------------------------------------------             March 30, 1994
   (A. K. Klisurich, Controller
    - Principal Accounting Officer)


   /s/R. H. Gorske
- -----------------------------------------------             March 30, 1994
   (R. H. Gorske, Vice President and
    General Counsel and Director)


   /s/D. K. Porter
- -----------------------------------------------             March 30, 1994
   (D. K. Porter, Vice President and Director)

                         Wisconsin Natural Gas Company

                                 EXHIBIT INDEX
                                 -------------

                        1993 Annual Report on Form 10-K


 Exhibit
 Number
 -------

 (23) Consent of Independent Accountants, dated March 30, 1994 appearing on page 33 of this Annual Report on Form 10-K for the year ended December 31, 1993.


The foregoing Exhibit is filed with this report. The additional Exhibits which are incorporated by reference are listed in Item 14(a)(3) of this report.