Form 10-Q
period 1994-03-31
WISCONSIN NATURAL GAS CO
filed 1994-05-13
CIK 107830

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 1994

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to
                                 -------------    -------------

                         Commission file number 2-2066

                        WISCONSIN NATURAL GAS COMPANY
            (Exact name of registrant as specified in its charter)


            Wisconsin                                    39-0713260
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

231 West Michigan Street, P.O. Box 2046, Milwaukee, Wisconsin      53201
          (Address of principal executive offices)               (Zip Code)

                                (414) 221-2590
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at May 2, 1994
     -------------------------                --------------------------
     $1 Par Value Common Stock                     1,725,000 Shares

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q for omission of data by certain wholly-owned subsidiaries and is therefore filing this Form with the reduced disclosure format.

                                                                                                                FORM 10-Q
                                       WISCONSIN NATURAL GAS COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       WISCONSIN NATURAL GAS COMPANY

                                         CONDENSED INCOME STATEMENT

                                                (Unaudited)
                                        Three Months Ended March 31
                                        ---------------------------
                                            1994           1993*
                                          --------       --------
                                           (Thousands of Dollars)

Operating Revenues                        $147,579       $123,920

Operating Expenses
  Cost of gas sold                          91,153         76,559
  Other operation expenses                  18,298         15,112
  Maintenance                                1,517          1,455
  Revitalization                            10,400           -
  Depreciation                               4,146          4,038
  Income taxes                               7,814          9,315
                                          --------       --------
    Total Operating Expenses               133,328        106,479

Operating Income                            14,251         17,441

Other Income and Deductions
  Miscellaneous - net                          129             78
  Income taxes                                 (54)           (32)
                                          --------       --------
     Total Other Income and Deductions          75             46

Income Before Interest Charges              14,326         17,487

Interest Charges                             2,092          2,192
                                          --------       --------
Net Income                                $ 12,234       $ 15,295
                                          ========       ========

* Restated to reflect the merger of Wisconsin Southern Gas Company, Inc. into Wisconsin Natural Gas Company effective on 1/1/94.

Note - Earnings and dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.

See accompanying notes to financial statements.



                                     - 2 -

                                                                                                                 FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          CONDENSED BALANCE SHEET

                                                (Unaudited)
                                                       March 31, 1994      December 31, 1993 *
                                                       --------------      -------------------
           Assets                                               (Thousands of Dollars)
           ------
Utility Plant
  Plant                                                   $447,281              $444,453
  Accumulated provision for depreciation                  (208,466)             (205,247)
                                                          --------              --------
     Net Utility Plant                                     238,815               239,206

Other Property and Investments                               1,073                 1,013

Current Assets
  Cash and cash equivalents                                  9,889                 6,964
  Accounts receivable                                       49,724                27,715
  Accrued utility revenues                                   9,362                39,153
  Materials, supplies and natural gas
    stored                                                  12,589                43,089
  Prepayments and other assets                               3,982                 3,768
                                                          --------              --------
     Total Current Assets                                   85,546               120,689

Deferred Charges and Other Assets
  Accumulated deferred income taxes                         14,341                14,370
  Other                                                     11,381                10,182
                                                          --------              --------
     Total Deferred Charges and Other Assets              $ 25,722              $ 24,552
                                                          --------              --------
Total Assets                                              $351,156              $385,460
                                                          ========              ========
           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                            $ 81,016              $ 81,016
  Retained earnings                                         56,405                46,797
                                                          --------              --------
     Total Common Stock Equity                             137,421               127,813
  Long-term debt                                            69,934                80,482
                                                          --------              --------
     Total Capitalization                                  207,355               208,295

Current Liabilities
  Long-term debt due currently                              11,770                 2,653
  Short-term debt                                           22,943                75,308
  Accounts payable                                          23,891                29,561
  Accrued liabilities                                       16,815                 9,918
  Other                                                      3,864                 3,448
                                                          --------               --------
     Total Current Liabilities                              79,283               120,888

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                         30,510                30,083
  Other                                                     34,008                26,194
                                                          --------              --------
     Total Deferred Credits and Other Liabilities           64,518                56,277
                                                          --------              --------
Total Capitalization and Liabilities                      $351,156              $385,460
                                                          ========              ========

* Restated to reflect the merger of Wisconsin Southern Gas Company, Inc. into Wisconsin Natural Gas Company effective on 1/1/94.

See accompanying notes to financial statements.



                                     - 3 -

                                                                                                                 FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          STATEMENT OF CASH FLOWS

                                                (Unaudited)
                                                 Three Months Ended March 31
                                                 ---------------------------
                                                   1994               1993*
                                                   ----               -----
                                                   (Thousands of Dollars)
Operating Activities:
  Net income                                      $12,234            $15,295
  Reconciliation to cash:
    Depreciation                                    4,146              4,038
    Revitalization - net                            8,574                -
    Deferred income taxes - net                       456                443
    Investment tax credit - net                      (124)              (114)
    Change in:  Accounts receivable               (22,009)           (20,669)
                Inventories                        30,500             12,641
                Accounts payable                   (5,670)            (4,243)
                Other current assets               29,577             17,630
                Other current liabilities           7,313              8,926
    Other                                          (1,519)            (1,341)
                                                  -------            -------
Cash Provided by Operating Activities              63,478             32,606

Investing Activities:
  Construction expenditures                        (3,089)            (3,704)
  Other                                            (1,016)              (105)
                                                  -------            -------
Cash Used in Investing Activities                  (4,105)            (3,809)

Financing Activities:
  Sale of long-term debt                            9,290                (27)
  Retirement of long-term debt                    (10,748)            (1,030)
  Change in short-term debt                       (52,365)           (26,379)
  Dividends on stock - common                      (2,625)            (2,394)
  Other                                               -                    6
                                                  -------            -------
Cash Used in Financing Activities                 (56,448)           (29,824)
                                                  -------            -------
Change in Cash and Cash Equivalents              $  2,925           $ (1,027)
                                                  =======            =======

Supplemental Information Disclosures:

  Cash Paid for -
    Interest (net of amount capitalized)          $ 2,595           $  2,644
    Income taxes                                    1,650                903


* Restated to reflect the merger of Wisconsin Southern Gas Company, Inc. into Wisconsin Natural Gas Company effective on 1/1/94.

See accompanying notes to financial statements.


















                                     - 4 -

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                        -------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1993 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months ended March 31, 1994 are not, however, necessarily indicative of the results which may be expected for the year 1994 because of seasonal and other factors.

2. In the first quarter of 1994, Wisconsin Natural Gas Company recorded a $10.4 million charge related to its revitalization program. The charge reflects primarily the costs of voluntary severance and early retirement packages which are being used to reduce employee staffing levels.

                                                                     FORM 10-Q
                         WISCONSIN NATURAL GAS COMPANY
                       --------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The $23.7 million increase in gas operating revenues during the first three months of 1994, relative to the same period in 1993, adjusted for the merger of Wisconsin Southern Gas Company Inc. ("Wisconsin Southern") into Wisconsin Natural Gas Company ("Wisconsin Natural") effective January 1, 1994, reflects increased natural gas therm deliveries, the $9.2 million, or 3.3%, annualized rate increase effective since September 2, 1993 and the recovery of increased purchased gas costs.

The merger of Wisconsin Southern into Wisconsin Natural was structured to qualify as a pooling of interests for accounting and financial reporting purposes beginning in 1994. Accordingly, historical financial data is restated to include Wisconsin Southern.

Operating expenses during the first quarter of 1994 include a non-recurring restructuring charge of approximately $6 million (net of tax). This charge includes the cost of voluntary severance and early retirement packages which are being used to reduce employee staffing levels at Wisconsin Natural. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs. Excluding the non-recurring charge, earnings would have increased approximately $3 million during the first quarter of 1994 compared to the same period during 1993.


GAS DELIVERIES
                                   Three Months Ended March 31
                                   ---------------------------
Therms Delivered - Thousands          1994             1993*      % Change
- -------------------------------    ----------       ----------    --------
Residential                           167,669          147,302      13.8
Commercial and Industrial              93,491           88,653       5.5
Interruptible                          16,978           10,710      58.5
                                   ----------       ----------
Total Sales                           278,138          246,665      12.8
Transported Customer Owned Gas         69,263           78,555     (11.8)
                                   ----------       ----------
Total Gas Delivered                   347,401          325,220       6.8
- -------------------------------
* Note: The 1993 amounts for gas therms delivered have been restated to reflect the merger of Wisconsin Southern Gas Company, Inc. into Wisconsin Natural effective on 1/1/94.


Natural gas therm deliveries during the first quarter of 1994 were positively impacted by, among other things, colder weather conditions. As measured by heating degree days, the first quarter of 1994 was 9.4% colder compared to the same period during 1993.

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


GAS DELIVERIES - Cont'd

Wisconsin Natural transports gas for its customers who purchase gas directly from other suppliers, which accounted for approximately 19.9% of total therms delivered by Wisconsin Natural during the first quarter of 1994 compared to 24.2% during the first quarter of 1993. Largely due to the Federal Energy Regulatory Commission ("FERC") Order 636, which has fostered increased competition in the natural gas industry, Wisconsin Natural believes that some of its existing gas transportation customers will switch to purchasing gas directly from Wisconsin Natural, reducing the amount of customer-owned gas to be transported. However, since rates charged for transportation services are designed to recover the same margin as gas sold directly by Wisconsin Natural, no significant impact on operating income is expected due to this change.


SOURCES OF NATURAL GAS

As a result of FERC Order 636, the number of service choices now available to Wisconsin Natural has expanded, but the responsibility for selecting the proper mix and level of services has commensurately increased.

Wisconsin Natural arranges for its own gas supply under contracts with terms of various lengths. Changes in the cost of natural gas purchased at market prices are passed through to customers via Wisconsin Natural's purchased gas adjustment clause.

With the decoupling of rates and services under FERC Order 636, Wisconsin Natural has been purchasing more gas than it has in the past for storage pending future withdrawal during the heating season under various arrangements that it has made with gas storage facilities. This storage effectively replaces storage used by the pipeline companies to provide gas sales service to Wisconsin Natural in the pre-FERC Order 636 environment. At March 31, 1994 the cost of natural gas stored for future use was $9.1 million, representing an $8.7 million increase over the cost of natural gas stored at March 31, 1993. Gas stored at these facilities is purchased by Wisconsin Natural from a number of suppliers.

For additional information regarding matters pertaining to gas operations, refer to ITEM 1. BUSINESS - GAS UTILITY OPERATIONS in PART I of Wisconsin Natural's Annual Report on Form 10-K for the year ended December 31, 1993.


                         PART II -  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following Exhibits are filed with this report:

     Exhibit No.

         (3)-1 Bylaws of Wisconsin Natural Gas Company, as amended to April 1, 1994 to decrease the size of the Board from six to five members. (Section 1 of Bylaw II).

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - Cont'd

     Exhibit No.

         (4)-1 Securities Resolution No. 3 of Wisconsin Natural Gas Company, dated March 29, 1994, authorizing issuance of $2,290,000 principal amount of 10-1/4% Debentures due January 15, 1998 under the Indenture dated as of September 1, 1992.

             2 Securities Resolution No. 4 of Wisconsin Natural Gas Company, dated March 29, 1994, authorizing issuance of $7,000,000 principal amount of 9.47% Debentures due March 1, 2006 under the Indenture dated as of September 1, 1992.


(b)  Reports on Form 8-K:

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

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                        -------------------------------
                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          WISCONSIN NATURAL GAS COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                        s/J. W. Boston
                                        ------------------------------------
     Date: May 13, 1994                 J. W. Boston, President and Chief
                                          Operating Officer



                                        s/A. K. Klisurich
                                        ------------------------------------
     Date: May 13, 1994                 A. K. Klisurich, Controller
                                          (Chief Accounting Officer)

                         Wisconsin Natural Gas Company

                                 EXHIBIT INDEX
                                 -------------


 Exhibit
 Number
 -------

  (3)-1  Bylaws of Wisconsin Natural Gas Company, as amended to
         April 1, 1994 to decrease the size of the Board from six to five members (Section 1 of Bylaw II).

  (4)-1 Securities Resolution No. 3 of Wisconsin Natural Gas Company, dated March 29, 1994, authorizing issuance of $2,290,000 principal amount of 10-1/4% Debentures due January 15, 1998 under the Indenture dated as of September 1, 1992.

      2 Securities Resolution No. 4 of Wisconsin Natural Gas Company, dated March 29, 1994, authorizing issuance of $7,000,000 principal amount of 9.47% Debentures due March 1, 2006 under the Indenture dated as of September 1, 1992.