Form 10-Q
period 1994-06-30
WISCONSIN NATURAL GAS CO
filed 1994-08-12
CIK 107830

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 1994

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

                                (414) 221-2590
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at August 1, 1994
     -------------------------               -----------------------------
     $1 Par Value Common Stock                      1,725,000 Shares

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q for omission of data by certain wholly-owned subsidiaries and is therefore filing this Form with the reduced disclosure format.

                                                                                                                     FORM 10-Q
                                       WISCONSIN NATURAL GAS COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       WISCONSIN NATURAL GAS COMPANY

                                         CONDENSED INCOME STATEMENT

                                                (Unaudited)
                                                  Three Months Ended             Six Months Ended
                                                        June 30                       June 30
                                                  ------------------            ------------------
                                                  1994          1993 *          1994          1993 *
                                                  ----          ----            ----          ----
                                                               (Thousands of Dollars)
Operating Revenues                            $ 58,502      $ 60,082        $206,081      $184,002

Operating Expenses
  Cost of gas sold                              37,285        40,874         128,438       117,433
  Other operation expenses                      14,962        15,131          33,260        30,243
  Maintenance                                    1,787         1,765           3,304         3,220
  Revitalization                                  -             -             10,400          -
  Depreciation                                   4,183         4,080           8,329         8,118
  Income taxes                                    (784)       (1,577)          7,030         7,738
                                              --------      --------        --------      --------
    Total Operating Expenses                    57,433        60,273         190,761       166,752

Operating Income                                 1,069          (191)         15,320        17,250

Other Income and Deductions
  Miscellaneous - net                              161           119             290           197
  Income Taxes                                     (49)          (49)           (103)          (81)
                                              --------      --------        --------      --------
    Total Other Income and Deductions              112            70             187           116

Income Before Interest Charges                   1,181          (121)         15,507        17,366

Interest Charges                                 1,772         1,939           3,864         4,131
                                              --------      --------        --------      --------
Net Income (Loss)                             $   (591)     $ (2,060)       $ 11,643      $ 13,235
                                              ========      ========        ========      ========


* Restated to reflect the merger of Wisconsin Southern Gas Company, Inc. into Wisconsin Natural Gas Company effective on 1/1/94.

Note - Earnings and dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.

See accompanying notes to financial statements.
























                                                      - 2 -

                                                                                                                     FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          CONDENSED BALANCE SHEET

                                                (Unaudited)
                                                                     June 30, 1994       December 31, 1993 *
                                                                     -------------       -------------------
                                                                             (Thousands of Dollars)
          Assets
          ------
Utility Plant
  Plant                                                                 $451,692              $444,453
  Accumulated provision for depreciation                                (212,136)             (205,247)
                                                                        --------              --------
     Net Utility Plant                                                   239,556               239,206

Other Property and Investments                                             2,248                 1,013

Current Assets
  Cash and cash equivalents                                                6,839                 6,964
  Accounts receivable                                                     27,416                27,715
  Accrued utility revenues                                                 7,529                39,153
  Materials, supplies and natural gas
    stored                                                                28,700                43,089
  Prepayments and other assets                                             4,041                 3,768
                                                                        --------              --------
     Total Current Assets                                                 74,525               120,689

Deferred Charges and Other Assets
  Accumulated deferred income taxes                                       17,792                14,370
  Other                                                                   10,915                10,182
                                                                        --------              --------
     Total Deferred Charges and Other Assets                              28,707                24,552
                                                                        --------              --------
Total Assets                                                            $345,036              $385,460
                                                                        ========              ========

        Capitalization and Liabilities
        ------------------------------

Capitalization
  Common stock                                                          $ 81,016              $ 81,016
  Retained earnings                                                       53,189                46,797
                                                                        --------              --------
     Total Common Stock Equity                                           134,205               127,813
  Long-term debt                                                          68,155                80,482
                                                                        --------              --------
     Total Capitalization                                                202,360               208,295

Current Liabilities
  Long-term debt due currently                                            13,570                 2,653
  Short-term debt                                                         12,998                75,308
  Accounts payable                                                        20,849                29,561
  Accrued liabilities                                                     12,688                 9,918
  Other                                                                   16,516                 3,448
                                                                        --------              --------
     Total Current Liabilities                                            76,621               120,888

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                       30,934                30,083
  Other                                                                   35,121                26,194
                                                                        --------              --------
     Total Deferred Credits and Other Liabilities                         66,055                56,277
                                                                        --------              --------
Total Capitalization and Liabilities                                    $345,036              $385,460
                                                                        ========              ========


* Restated to reflect the merger of Wisconsin Southern Gas Company, Inc. into Wisconsin Natural Gas Company effective on 1/1/94.

See accompanying notes to financial statements.



                                                      - 3 -

                                                                                                                     FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          STATEMENT OF CASH FLOWS

                                                (Unaudited)

                                                                            Six Months Ended June 30
                                                                           --------------------------
                                                                            1994                1993 *
                                                                            ----                ----
                                                                             (Thousands of Dollars)
Operating Activities:
  Net income                                                              $11,643            $13,235
  Reconciliation to cash:
    Depreciation                                                            8,329              8,118
    Revitalization - net                                                    8,531                -
    Deferred income taxes - net                                            (2,571)               839
    Investment tax credit - net                                              (248)              (228)
    Change in:  Accounts receivable                                           299             (3,084)
                Inventories                                                14,389             (7,553)
                Accounts payable                                           (8,712)            (6,006)
                Other current assets                                       31,351             32,321
                Other current liabilities                                  15,838              4,997
    Other                                                                     431               (205)
                                                                         --------           --------
Cash Provided by Operating Activities                                      79,280             42,434

Investing Activities:
  Construction expenditures                                                (8,171)            (9,217)
  Other                                                                    (2,216)              (273)
                                                                         --------           --------
Cash Used in Investing Activities                                         (10,387)            (9,490)

Financing Activities:
  Sale of long-term debt                                                    9,290                (43)
  Retirement of long-term debt                                            (10,748)            (1,069)
  Change in short-term debt                                               (62,310)           (26,512)
  Dividends on stock - common                                              (5,250)            (4,768)
  Other                                                                       -                   18
                                                                         --------           --------
Cash Used in Financing Activities                                         (69,018)           (32,374)
                                                                         --------           --------
Change in Cash and Cash Equivalents                                      $   (125)          $    570
                                                                         ========           ========

Supplemental Information Disclosures:

  Cash Paid for:
    Interest (net of amount capitalized)                                 $  3,836           $  3,854
    Income taxes                                                            6,900              4,978


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
















                                                      - 4 -

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                        -------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1993 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months and six months ended June 30, 1994 are not, however, necessarily indicative of the results which may be expected for the year 1994 because of seasonal and other factors.

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

                                                                     FORM 10-Q
                         WISCONSIN NATURAL GAS COMPANY
                       --------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Second Quarter Results:

The $1.6 million decrease in gas operating revenues during the three months ended June 30, 1994, relative to the same period in 1993, adjusted for the merger of Wisconsin Southern Gas Company Inc. ("Wisconsin Southern") into Wisconsin Natural Gas Company ("Wisconsin Natural") effective January 1, 1994, largely reflects the slight decrease in natural gas therm deliveries during the second quarter of 1994.

The merger of Wisconsin Southern into Wisconsin Natural was structured to qualify as a pooling of interests for accounting and financial reporting purposes beginning in 1994. Accordingly, historical financial data is restated to include Wisconsin Southern.


GAS DELIVERIES

                                   Three Months Ended June 30
                                   ---------------------------
Therms Delivered - Thousands          1994             1993*      % Change
- -------------------------------    ----------       ----------    --------
Residential                            42,982           49,127     (12.5)
Commercial and Industrial              32,894           28,984      13.5
Interruptible                          10,612            6,198      71.2
                                   ----------       ----------
Total Sales                            86,488           84,309       2.6
Transported Customer Owned Gas         55,365           57,971      (4.5)
                                   ----------       ----------
Total Gas Delivered                   141,853          142,280      (0.3)
- -------------------------------
* Note: The 1993 amounts for gas therms delivered have been restated to reflect the merger of Wisconsin Southern into Wisconsin Natural effective on 1/1/94.


Wisconsin Natural transports gas for its customers who purchase gas directly from other suppliers, which accounted for approximately 39.0% of total therms delivered by Wisconsin Natural during the second quarter of 1994 compared to 40.7% during the second quarter of 1993. Largely due to the Federal Energy Regulatory Commission ("FERC") Order 636, which has fostered increased competition in the natural gas industry, Wisconsin Natural believes that some of its existing gas transportation customers will switch to purchasing gas directly from Wisconsin Natural, reducing the amount of customer-owned gas to be transported. However, since rates charged for transportation services are designed to recover the same margin as gas sold directly by Wisconsin Natural, no significant impact on operating income is expected due to this change.

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

With the decoupling of rates and services under FERC Order 636, Wisconsin Natural has been purchasing more gas than it has in the past for storage pending future withdrawal during the heating season under various arrangements that it has made with gas storage facilities. This storage effectively replaces storage used by the pipeline companies to provide gas sales service to Wisconsin Natural in the pre-FERC Order 636 environment. At June 30, 1994 the cost of natural gas stored for future use was $24.5 million compared to $20.2 million stored at June 30, 1993. Gas stored at these facilities is purchased by Wisconsin Natural from a number of suppliers.

For additional information regarding matters pertaining to gas operations, refer to ITEM 1. BUSINESS - GAS UTILITY OPERATIONS in PART I of Wisconsin Natural's Annual Report on Form 10-K for the year ended December 31, 1993.


Year-to-Date Results:

The $1.6 million decrease in net income during the six months ended June 30, 1994 compared to the same period during 1993 primarily reflects a non-recurring restructuring charge of approximately $6 million (net of tax) incurred during the first quarter of 1994 as part of the "Revitalization" program undertaken at Wisconsin Natural. This charge includes the cost of voluntary severance and early retirement packages used to reduce employee staffing levels. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs. Excluding the non-recurring charge, earnings would have increased approximately $4 million during the 6 month period ended June 30, 1994 compared to the same period during 1993. Contributing positively to earnings during the first half of 1994 were increased natural gas deliveries.

Operating revenues increased 12.0% during the six months ended June 30, 1994 compared to the same period during 1993, reflecting the increase in gas deliveries, the $9.2 million, or 3.3%, annualized rate increase effective since September 2, 1993 and the recovery of increased purchased gas costs.

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


GAS DELIVERIES
                                    Six Months Ended June 30
                                   ---------------------------
Therms Delivered - Thousands          1994             1993*      % Change
- -------------------------------    ----------       ----------    --------
Residential                           210,651          196,429       7.2
Commercial and Industrial             126,385          117,637       7.4
Interruptible                          27,590           16,908      63.2
                                   ----------       ----------
Total Sales                           364,626          330,974      10.2
Transported Customer Owned Gas        124,628          136,501      (8.7)
                                   ----------       ----------
Total Gas Delivered                   489,254          467,475       4.7
- -------------------------------
* Note: The 1993 amounts for gas therms delivered have been restated to reflect the merger of Wisconsin Southern into Wisconsin Natural effective on 1/1/94.

Natural gas therm deliveries during the first six months of 1994 were positively impacted by, among other things, colder weather conditions during the first quarter of 1994. As measured by heating degree days, the first quarter of 1994 was 9.4% colder compared to the same period during 1993.

Customer-owned gas transported by Wisconsin Natural accounted for 25.5% of total therms delivered during the six months ended June 30, 1994 compared to 29.2% in the same period during 1993.

For certain other information which may impact Wisconsin Natural's future financial condition or results of operations, see ITEM 5. OTHER INFORMATION in
Part II.


                         PART II -  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

EFFECTIVE DATE OF PLANNED MERGER OF WN INTO WE DELAYED

In a current report on Form 8-K dated January 24, 1994 (File No. 2-2066), an announcement was made regarding the intent to merge Wisconsin Natural, the wholly-owned natural gas utility subsidiary of Wisconsin Energy Corporation, into Wisconsin Electric Power Company, the principal utility subsidiary of Wisconsin Energy Corporation. At that time it was anticipated that such merger would be effective by year-end 1994.

The completion of the planned merger, which is subject to a number of conditions including requisite regulatory approvals, is currently anticipated to occur by year-end 1995.

As part of the company's current "Revitalization" effort, the combination of the electric and gas utilities is expected to reduce operating costs and improve the competitive position of Wisconsin Energy Corporation's utility operations.

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following Exhibit is filed with this report:

       (3)-1 Bylaws of Wisconsin Natural Gas Company, as amended to May 18, 1994 to provide that the annual meeting of stockholders may be held on or before the 1st of July of each year. (Section 1 of Bylaw I)


     The following exhibit is incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 of Wisconsin Energy Corporation (File No. 1-9057), with which it is filed as an exhibit bearing the same exhibit number:

      (10)-1  Executive Non-Qualified Trust by and between Wisconsin
              Energy Corporation and Firstar Trust Company, dated
              May 12, 1994, established to provide a source of funds to assist in the meeting of the liabilities under various nonqualified deferred compensation plans made between the Registrant or its subsidiaries and various plan participants.


(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed in the quarter ended June 30, 1994.

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




                                          WISCONSIN NATURAL GAS COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                        /s/J. W. Boston
                                        ------------------------------------
     Date: August 12, 1994              J. W. Boston, President and Chief
                                          Operating Officer



                                        /s/A. K. Klisurich
                                        ------------------------------------
     Date: August 12, 1994              A. K. Klisurich, Controller
                                          (Chief Accounting Officer)

                         Wisconsin Natural Gas Company

                                 EXHIBIT INDEX
                                 -------------

                      Form 10-Q for Quarter ended 6/30/94


 Exhibit
 Number
 -------

  (3)-1  Bylaws of Wisconsin Natural Gas Company, as amended to
         May 18, 1994 to provide that the annual meeting of stockholders may be held on or before the 1st of July of each year. (Section 1 of Bylaw I)