Form 10-Q
period 1994-09-30
WISCONSIN NATURAL GAS CO
filed 1994-11-14
CIK 107830

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 1994

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

                                (414) 221-2345
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at November 1, 1994
     -------------------------              -------------------------------
     $1 Par Value Common Stock                      1,725,000 Shares

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q for omission of data by certain wholly-owned subsidiaries and is therefore filing this Form with the reduced disclosure format.

                                                                                                                     FORM 10-Q
                                       WISCONSIN NATURAL GAS COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       WISCONSIN NATURAL GAS COMPANY

                                         CONDENSED INCOME STATEMENT

                                                (Unaudited)
                                                  Three Months Ended            Nine Months Ended
                                                     September 30                  September 30
                                                  ------------------            ------------------
                                                  1994          1993 *          1994          1993 *
                                                  ----          ----            ----          ----
                                                               (Thousands of Dollars)
Operating Revenues                            $ 37,563      $ 42,421        $243,644      $226,423

Operating Expenses
  Cost of gas sold                              23,149        29,746         151,587       147,179
  Other operation expenses                      15,511        15,484          48,771        45,727
  Maintenance                                    1,544         1,897           4,848         5,117
  Revitalization                                  -             -             10,400          -
  Depreciation                                   4,231         4,098          12,560        12,216
  Income taxes                                  (3,764)       (4,291)          3,266         3,447
                                              --------      --------        --------      --------
    Total Operating Expenses                    40,671        46,934         231,432       213,686

Operating Income                                (3,108)       (4,513)         12,212        12,737

Other Income and Deductions
  Miscellaneous - net                              101            92             391           289
  Income taxes                                     (59)          (39)           (162)         (120)
                                              --------      --------        --------      --------
    Total Other Income and Deductions               42            53             229           169

Income Before Interest Charges                  (3,066)       (4,460)         12,441        12,906

Interest Charges                                 1,948         2,192           5,812         6,323
                                              --------      --------        --------      --------
Net Income (Loss)                             $ (5,014)     $ (6,652)       $  6,629      $  6,583
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























                                                      - 2 -

                                                                                                                     FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          CONDENSED BALANCE SHEET

                                                (Unaudited)
                                                                September 30, 1994       December 31, 1993 *
                                                                ------------------       -----------------
                                                                             (Thousands of Dollars)
          Assets
          ------
Utility Plant
  Plant                                                                 $459,065              $444,453
  Accumulated provision for depreciation                                (216,140)             (205,247)
                                                                        --------              --------
     Net Utility Plant                                                   242,925               239,206

Other Property and Investments                                             2,353                 1,013

Current Assets
  Cash and cash equivalents                                                6,429                 6,964
  Accounts receivable                                                      7,178                27,715
  Accrued utility revenues                                                 9,094                39,153
  Materials, supplies and natural gas
    stored                                                                38,988                43,089
  Prepayments and other assets                                             3,284                 3,768
                                                                        --------              --------
     Total Current Assets                                                 64,973               120,689

Deferred Charges and Other Assets
  Accumulated deferred income taxes                                       17,864                14,370
  Other                                                                   10,524                10,182
                                                                        --------              --------
     Total Deferred Charges and Other Assets                              28,388                24,552
                                                                        --------              --------
Total Assets                                                            $338,639              $385,460
                                                                        ========              ========

   Capitalization and Liabilities
   ------------------------------
Capitalization
  Common stock                                                          $ 81,016              $ 81,016
  Retained earnings                                                       45,551                46,797
                                                                        --------              --------
     Total Common Stock Equity                                           126,567               127,813
  Long-term debt                                                          68,217                80,482
                                                                        --------              --------
     Total Capitalization                                                194,784               208,295

Current Liabilities
  Long-term debt due currently                                            10,570                 2,653
  Short-term debt                                                         39,554                75,308
  Accounts payable                                                        17,070                29,561
  Accrued liabilities                                                      5,754                 9,918
  Other                                                                    4,063                 3,448
                                                                        --------              --------
     Total Current Liabilities                                            77,011               120,888

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                       31,348                30,083
  Other                                                                   35,496                26,194
                                                                        --------              --------
     Total Deferred Credits and Other Liabilities                         66,844                56,277
                                                                        --------              --------
Total Capitalization and Liabilities                                    $338,639              $385,460
                                                                        ========              ========

* Restated to reflect the merger of Wisconsin Southern Gas Company, Inc. into Wisconsin Natural Gas Company effective on 1/1/94.

See accompanying notes to financial statements.




                                                      - 3 -

                                                                                                                     FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          STATEMENT OF CASH FLOWS

                                                (Unaudited)
                                                                         Nine Months Ended September 30
                                                                         ------------------------------
                                                                            1994                1993 *
                                                                            ----                ----
                                                                             (Thousands of Dollars)
Operating Activities:
  Net income                                                              $ 6,629            $ 6,583
  Reconciliation to cash:
    Depreciation                                                           12,560             12,216
    Revitalization - net                                                    7,920               -
    Deferred income taxes - net                                            (2,229)             1,232
    Investment tax credit - net                                              (372)              (342)
    Change in:  Accounts receivable                                        20,537             12,849
                Inventories                                                 4,101            (34,842)
                Accounts payable                                          (12,491)            (6,403)
                Other current assets                                       30,543             19,158
                Other current liabilities                                  (3,549)              (362)
    Other                                                                   2,131                845
                                                                         --------           --------
Cash Provided by Operating Activities                                      65,780             10,934

Investing Activities:
  Construction expenditures                                               (15,957)           (15,605)
  Other                                                                    (2,323)              (443)
                                                                         --------           --------
Cash Used in Investing Activities                                         (18,280)           (16,048)

Financing Activities:
  Sale of long-term debt                                                    9,290                (43)
  Retirement of long-term debt                                            (13,696)            (4,048)
  Change in short-term debt                                               (35,754)            18,015
  Dividends on stock - common                                              (7,875)            (7,211)
  Other                                                                      -                    18
                                                                         --------           --------
Cash Provided by (Used in) Financing Activities                           (48,035)             6,731
                                                                         --------           --------
Change in Cash and Cash Equivalents                                      $   (535)          $  1,617
                                                                         ========           ========

Supplemental Information Disclosures:

  Cash Paid for:
    Interest (net of amount capitalized)                                 $ 6,008            $  6,333
    Income taxes                                                           9,946               5,253




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

















                                                      - 4 -

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                        -------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1993 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months and nine months ended September 30, 1994 are not, however, necessarily indicative of the results which may be expected for the year 1994 because of seasonal and other factors.

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

                                                                     FORM 10-Q
                         WISCONSIN NATURAL GAS COMPANY
                       --------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Third Quarter Results:

Total gas deliveries increased 4.6% during the three months ended September 30, 1994 relative to the same period in 1993 while Operating Revenues decreased $4.9 million, adjusted for the merger of Wisconsin Southern Gas Company Inc. ("Wisconsin Southern") into Wisconsin Natural Gas Company ("Wisconsin Natural") effective January 1, 1994. Revenues declined primarily due to lower purchased gas costs during the period. Contributing to the increase in gas deliveries was an increase in sales to the Concord Generating Station of 2.8 million therms in the Interruptible class. Sales to the Concord Station, a four unit peaking power plant owned by Wisconsin Electric Power Company, principal subsidiary of Wisconsin Energy Corporation, are at rates approved by the Public Service Commission of Wisconsin ("PSCW"). Two of the Concord units were in operation in 1993 and all four units were in operation in 1994.

The merger of Wisconsin Southern into Wisconsin Natural was structured to qualify as a pooling of interests for accounting and financial reporting purposes beginning in 1994. Accordingly, historical financial data is restated to include Wisconsin Southern.


GAS DELIVERIES

                                       Three Months Ended
                                          September 30
                                   ---------------------------
Therms Delivered - Thousands          1994             1993*      % Change
- -------------------------------    ----------       ----------    --------
Residential                            22,575           20,497      10.1
Commercial and Industrial              14,250           17,345     (17.8)
Interruptible                           9,586            5,788      65.6
                                   ----------       ----------
Total Sales                            46,411           43,630       6.4
Transported Customer Owned Gas         50,397           48,926       3.0
                                   ----------       ----------
Total Gas Delivered                    96,808           92,556       4.6
- -------------------------------
* Note: The 1993 amounts for gas therms delivered have been restated to reflect the merger of Wisconsin Southern into Wisconsin Natural effective on 1/1/94.

Wisconsin Natural transports gas for its customers who purchase gas directly from other suppliers, which accounted for approximately 52.1% of total therms delivered by Wisconsin Natural during the third quarter of 1994 compared to 52.9% during the third quarter of 1993.

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

With the decoupling of rates and services under FERC Order 636, Wisconsin Natural has been purchasing more gas than it has in the past for storage pending future withdrawal during the heating season under various arrangements that it has made with gas storage facilities. This storage effectively replaces storage used by the pipeline companies to provide gas sales service to Wisconsin Natural in the pre-FERC Order 636 environment. At September 30, 1994 the cost of natural gas stored for future use was $35.2 million compared to $47.5 million stored at September 30, 1993. Gas stored at these facilities is purchased by Wisconsin Natural from a number of suppliers.

For additional information regarding matters pertaining to gas operations, refer to ITEM 1. BUSINESS - GAS UTILITY OPERATIONS in PART I of Wisconsin Natural's Annual Report on Form 10-K for the year ended December 31, 1993.


Year-to-Date Results:

Net income during the nine months ended September 30, 1994 was flat compared to the same period during 1993. A 7.6% increase in operating revenues was largely offset by a non-recurring charge of approximately $6 million (net of tax) incurred during the first quarter of 1994 as part of the "Revitalization" program undertaken at Wisconsin Natural. This charge includes the cost of voluntary severance and early retirement packages used to reduce employee staffing levels by up to 150 employees. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs. The ultimate timing of the cash flows for this item will depend in part upon the funding limitations of the Wisconsin Natural pension plans, $2.5 million have been paid through September 30, 1994. Excluding the non-recurring charge, earnings would have increased by about $6 million during the first nine months when compared to last year.

The increase in operating revenues was largely the result of increased gas deliveries and the $9.2 million, or 3.3% annualized rate increase effective since September 2, 1993 offset by lower purchased gas costs.

                                                                     FORM 10-Q
                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

GAS DELIVERIES
                                 Nine Months Ended September 30
                                 ------------------------------
Therms Delivered - Thousands          1994             1993*      % Change
- -------------------------------    ----------       ----------    --------
Residential                           233,226          216,924       7.5
Commercial and Industrial             140,635          134,982       4.2
Interruptible                          37,176           22,696      63.8
                                   ----------       ----------
Total Sales                           411,037          374,602       9.7
Transported Customer Owned Gas        175,025          185,427      (5.6)
                                   ----------       ----------
Total Gas Delivered                   586,062          560,029       4.6
- -------------------------------
* Note: The 1993 amounts for gas therms delivered have been restated to reflect the merger of Wisconsin Southern into Wisconsin Natural effective on 1/1/94.

Natural gas therm deliveries during the first nine months of 1994 were positively impacted by, among other things, colder weather conditions during the first quarter of 1994. As measured by heating degree days, the first quarter of 1994 was 9% colder compared to the same period during 1993. Also contributing to the higher therm deliveries was an increase in sales of 7 million therms to the Concord Generating Station in the Interruptible class.

Customer-owned gas transported by Wisconsin Natural accounted for 29.9% of total therms delivered during the nine months ended September 30, 1994 compared to 33.1% in the same period during 1993. Largely due to the Federal Energy Regulatory Commission ("FERC") Order 636, which has fostered increased competition in the natural gas industry, Wisconsin Natural believes that some of its existing gas transportation customers will switch to purchasing gas directly from Wisconsin Natural, reducing the amount of customer-owned gas to be transported. However, since rates charged for transportation services are designed to recover the same margin as gas sold directly by Wisconsin Natural, no significant impact on operating income is expected due to this change.

For certain other information which may impact Wisconsin Natural's future financial condition or results of operations, see ITEM 5. OTHER INFORMATION in
Part II.
                         PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in PART I of Wisconsin Natural's Annual Report on Form 10-K for the year ended December 31, 1993.

Personal Injury Suit

On October 1, 1994, a jury returned a $2.85 million verdict against Wisconsin Natural Gas Company in a case in Circuit Court, Milwaukee County, involving a gas pipe fire. Wisconsin Natural has filed motions after the verdict seeking dismissal of the case as a matter of law or new trial, and/or reduction of the damage award. The contract with the construction company that installed the gas pipe provides for indemnification of Wisconsin Natural and notice has been

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                       ---------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 1.  LEGAL PROCEEDINGS (Cont'd)

Personal Injury Suit (Cont'd)

given to the construction company and its insurers that Wisconsin Natural intends to pursue its indemnification rights. The matter is pending.
The Company is self-insured for the first $2 million of any liability loss.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following Exhibit is filed with this report:

      (27)      Wisconsin Natural Gas Company Financial Data
                Schedule for the nine months ended September 30, 1994.

(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed in the quarter ended September 30, 1994.

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




                                          WISCONSIN NATURAL GAS COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                        s/J. W. Boston
                                        ------------------------------------
     Date: November 14, 1994            J. W. Boston, President and Chief
                                          Operating Officer



                                        s/A. K. Klisurich
                                        ------------------------------------
     Date: November 14, 1994            A. K. Klisurich, Controller
                                          (Chief Accounting Officer)

                         WISCONSIN NATURAL GAS COMPANY
                      ----------------------------------

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1994



Exhibit
Number
- -------

 (27) Wisconsin Natural Gas Company Financial Data Schedule for the nine months ended September 30, 1994.