Form 10-K
WISCONSIN NATURAL GAS CO
filed 1995-03-30
CIK 107830

                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D. C. 20549

                                                      FORM 10-K

                      X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended December 31, 1994

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

                                                   (414) 221-2345
                                (Registrant's telephone number, including area code)
                                                    ------------

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

                                  Class                          Outstanding at March 1, 1995
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


                                       Documents Incorporated by Reference
                                       -----------------------------------
                                                       None



                         WISCONSIN NATURAL GAS COMPANY

       FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1994
       -----------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                  PAGE
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
  3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . .    6
  4.      Submission of Matters to a Vote of Security Holders  . . .    7


                                    PART II
                                    -------
  5.      Market for Registrant's Common Equity
               and Related Stockholder Matters . . . . . . . . . . .    8
  6.      Selected Financial Data  . . . . . . . . . . . . . . . . .    8
  7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . .    8

  8.      Financial Statements and Supplementary Data  . . . . . . .   12
          Report of Independent Accountants  . . . . . . . . . . . .   25
  9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure  . . . . . . .   26


                                   PART III
                                   --------
 10.      Directors and Executive Officers of the Registrant . . . .   26
 11.      Executive Compensation . . . . . . . . . . . . . . . . . .   26
 12.      Security Ownership of Certain Beneficial Owners and
               Management  . . . . . . . . . . . . . . . . . . . . .   26
 13.      Certain Relationships and Related Transactions . . . . . .   26


                                    PART IV
                                    -------
 14.      Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K . . . . . . . . . . . . . . . . .   26
          Consent of Independent Accountants . . . . . . . . . . . .   30
          Signatures . . . . . . . . . . . . . . . . . . . . . . . .   31

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

Wisconsin Natural's operations are presently limited to a single business: the purchase, distribution and sale of natural gas to retail customers and transportation of customer-owned gas in its three distinct service areas in
Wisconsin: west and south of the City of Milwaukee; the Appleton area and the Prairie du Chien area. The gas service territory has an estimated population of over 1,100,000. There were 347,080 customers at December 31, 1994, an increase of 3.1 percent since December 31, 1993.

Effective January 1, 1994, Wisconsin Southern Gas Company, Inc. ("Wisconsin Southern") was acquired by Wisconsin Energy through a statutory merger of Wisconsin Southern into Wisconsin Natural. Wisconsin Natural continues to use the acquired facilities of Wisconsin Southern for the distribution and transportation of natural gas. During 1994, the administrative and operating function of the companies were combined. For additional information, see
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On October 11, 1994, Wisconsin Electric and Wisconsin Natural filed a joint application with the Public Service Commission of Wisconsin ("PSCW") to merge Wisconsin Natural into Wisconsin Electric. Wisconsin Electric also filed an application to obtain the Michigan Public Service Commission's ("MPSC") consent to assume Wisconsin Natural's liabilities in connection with the merger. The merger, which was approved by the stockholders of Wisconsin Electric in December 1994, is anticipated to be effective by year-end 1995. The merger of Wisconsin Natural into Wisconsin Electric is expected to improve customer service and reduce future operating costs.

GAS UTILITY OPERATIONS

Total gas therms delivered by Wisconsin Natural, including customer-owned gas transported by Wisconsin Natural, increased 0.2 percent in 1994 compared to 1993, reflecting the offsetting effects of 5 percent warmer than normal weather during 1994 and increased sales associated with a record number of new customer additions.

Approximately 30 percent of total 1994 deliveries were on interruptible rates. Wisconsin Natural's maximum daily send-out in 1994 was 651,643 Dths. A dekatherm ("Dth") is equivalent to ten therms or one million British Thermal Units ("BTU"). Sales of the gas utility fluctuate with the heating cycle of the year and are also impacted by varying weather conditions from year-to-year.

On November 1, 1993, FERC Order 636 went into effect, unbundling the interstate pipeline industry. The unbundling forced Wisconsin Natural to take on the responsibility of selecting and administering a complete portfolio of gas supply contracts sufficient to supply sales customers.

Wisconsin Natural has entered into more than 50 gas service contracts for supply, pipeline capacity, underground storage and balancing services. Contracts vary in term from less than one year to ten years. Gas supply contracts contain pricing options that allow pricing at market rates or the ability to fix future prices for varying terms which Wisconsin Natural can exercise to manage the risk of substantial market price fluctuations. The gas from these contracts is used to meet customer requirements on a daily basis and to fill storage during the warm months to be withdrawn from storage during the heating season in order to meet system gas demands.

The use of storage increases the load factor of supply contracts and allows Wisconsin Natural to take advantage of seasonal price differentials.
Wisconsin Natural has 14 firm gas storage and associated firm transportation agreements that allow daily withdrawals of 285,025 Dths and an annual capacity of 22 million Dths. The initial terms of these contracts vary, with the first one expiring in March 1995, and the last in October 2003. This storage effectively replaces storage used by the pipeline companies to provide gas sales service to Wisconsin Natural in the pre-FERC Order 636 environment. Gas stored at these facilities is purchased by Wisconsin Natural from a number of suppliers.

Wisconsin Natural has 11 transportation contracts. Seven contracts expire prior to 2002, one contract expires in 2002 and the remaining three contracts expire in 2003. In each case, subject to certain provisions, Wisconsin Natural can extend the terms of these contracts at the time the agreements would otherwise expire.

Wisconsin Natural transports gas for its customers who purchase gas directly from other suppliers. Transported gas accounted for approximately 30% of the company's total therms delivered during 1994, 31% during 1993, and 33% during 1992.

Wisconsin Natural is the supplier of natural gas for Wisconsin Electric's Concord Combustion Turbine Power Plant and Paris Combustion Turbine Power Plant that will begin operation in 1995. Delivery of the Paris facility's fuel requirements is made possible by a pipeline extension completed in 1994.

On March 9, 1995, the PSCW issued Wisconsin Natural a certificate to construct a gas pipeline to provide gas transportation service to LSP - Whitewater Limited Partnership's proposed 215 megawatt cogeneration facility. Wisconsin Electric has signed a long term agreement to purchase the electricity that would be generated from the facility which at this time is planned for mid-1996.

Major industries served by Wisconsin Natural include the paper industry, the food products industry and the machinery production industry. No single customer of Wisconsin Natural accounted for more than 3.2 percent of total gas therms sold and transported in 1994.

In response to increasing competitive pressures in the markets for electricity and natural gas, Wisconsin Electric and Wisconsin Natural are implementing a revitalization process to increase efficiencies and improve customer service by reengineering and restructuring their organizations. The new structures consolidate many business functions and simplify work processes. Due to productivity improvements, staffing levels at Wisconsin Natural have been reduced; 56 employees elected to retire under an early retirement option and 78 employees have enrolled in severance packages. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Wisconsin Electric and Wisconsin Natural Revitalization".

REGULATION

Wisconsin Natural is subject to the jurisdiction of the PSCW as to gas rates, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, billing practices and various other matters. Wisconsin Natural is also participating in a generic investigation, initiated by the PSCW, addressing the extent to which traditional regulation of the natural gas distribution function could be replaced.

RATE MATTERS

See Item 3. LEGAL PROCEEDINGS - "RATE MATTERS" for a discussion of rate matters, including a discussion of the tariffs with respect to the adjustment for the cost of gas purchased for resale.

ENERGY EFFICIENCY

The management of Wisconsin Natural believes that a strong and continuing emphasis must be placed on energy management and efficient energy use. Wisconsin Natural is continuing to develop programs to meet the identified needs of its customers and to assist customers and inform them about energy efficiency options. This policy is regarded by Wisconsin Natural as in the best interests of its customers and security holders.


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

Lenz Oil: A request for information or potentially responsible party ("PRP") letter was received from U.S. Environmental Protection Agency ("EPA") on March 25, 1994. Wisconsin Southern was identified as the PRP because of used oil sent to the Lenz Oil facility. Wisconsin Southern was acquired by Wisconsin Energy on January 1, 1994. A response was filed with EPA. No known cleanup schedule has been set or remediation costs identified.


Manufactured Gas Sites

As have other public utilities, Wisconsin Natural and/or its predecessors, have operated manufactured gas plants. Operations at these manufactured gas sites ceased over 40 years ago with remediation activities having been conducted at certain of these sites, while other sites are scheduled for investigation. A plan to investigate and remediate these sites was presented to the DNR. The plan, estimated to cost approximately $12 million over the next six years, will result in the majority of the sites restored to commercial use. Costs associated with these types of efforts, to the extent not covered by insurance, historically have been allowed to be recovered in rates for utility service. Wisconsin Natural believes any such future costs will continue to be considered appropriate for inclusion in rates and therefore will not have a material adverse impact on its financial condition.

OTHER

Wisconsin Natural is authorized to provide gas service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities.

Research and development expenditures of Wisconsin Natural amounted to $167,000 in 1994, $144,000 in 1993 and $50,000 in 1992. In addition to the foregoing amounts, Wisconsin Natural paid $766,000 in 1994, $1,300,000 in 1993 and $767,000 in 1992 for support of the Gas Research Institute ("GRI"). The GRI surcharge, currently assessed on all gas deliveries, is calculated on pipeline utilization.

At December 31, 1994, Wisconsin Natural employed 645 persons, of which 9 were part-time.


ITEM 2.  PROPERTIES

As of December 31, 1994, the gas distribution system of Wisconsin Natural includes approximately 6,786 miles of mains connected at 18 gate stations to the pipeline transmission systems of: ANR Pipeline Company, ANR; Natural Gas Pipeline Company of America, NGPL; and Northern Natural Pipeline Company, Northern Natural. Wisconsin Natural has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 Dths per day. Through the acquisition of Wisconsin Southern, Wisconsin Natural acquired propane tanks for peaking purposes. These tanks will provide approximately 10,000 Dths of supply to the system. For additional information see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The liquefied natural gas plant is located on land owned in fee by Wisconsin Natural. The gas distribution mains and services are located, for the most part, in public streets and highways and on land owned by others.
Substantially all utility property is subject to a first mortgage lien.


ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

Wisconsin Natural is subject to federal, state and certain local laws and regulations governing the environmental aspects of its operations. Wisconsin Natural believes that, with immaterial exceptions, its existing facilities are in compliance with applicable environmental requirements.

See Item 1. BUSINESS - ENVIRONMENTAL COMPLIANCE - "Solid Waste Landfills" for a discussion of matters related to certain solid waste landfills and manufactured gas plant sites.


RATE MATTERS

Wisconsin Retail Gas Jurisdiction

1994/1995 Test Year: In 1993, the PSCW adopted a biennial rate case schedule. As a result, no filing was made with respect to the 1994/1995 test year.

1996/1997 Test Year: The company received approval from the PSCW to change its test year from a biennial period ending August 31 to a biennial period ending December 31, which coincides with Wisconsin Electric's rate case schedule. Wisconsin Natural and Wisconsin Electric may make a single combined filing covering electric, steam and gas operation in May 1995 for the test year beginning January 1, 1996. On March 27, 1995, Wisconsin Electric and Wisconsin Natural sent a letter to the PSCW proposing a one year deferral of their upcoming rate case filing. The matter is pending.

Purchased Gas Adjustment Tariffs: Sales of natural gas are subject to adjustment tariffs designed to pass on to gas customers increases or decreases in the cost of natural gas purchased for resale. For additional information see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FERC Order 636 Transition Costs

As a result of FERC Order 636, pipeline companies are no longer in the merchant business and have begun billing transition costs, such as Gas Supply Realignment and stranded capacity costs, to their customers. The transition costs to be billed to Wisconsin Natural are currently estimated to be about $7.5 million for 1995, $6.0 million annually during 1996-1997 and $2.0 million each year thereafter until 2008. These estimates include the components attributable to Wisconsin Southern, which was merged into Wisconsin Natural effective January 1, 1994. The PSCW is allowing the local gas distribution companies to pass these costs on to their customers through the purchased gas adjustment mechanism.


OTHER LITIGATION

Personal Injury Suit: On October 1, 1994 a jury returned a $2.85 million verdict against Wisconsin Natural in a case in Circuit Court for Milwaukee County, involving a gas pipe fire which injured the plaintiff. On
December 23, 1994, Wisconsin Natural resolved the litigation between itself and plaintiff with a payment of $2.55 million to plaintiff, of which $550,000 was covered by Wisconsin Natural's general liability insurer. The contract with the construction company that installed the gas pipe provides for indemnification of Wisconsin Natural and notice has been given to the construction company and its insurers that Wisconsin Natural intends to pursue its indemnification rights. The matter is pending.


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

                                                            Total
                          Quarter                          Dividend
----------------------------------------------------------------------------
          1993*              1                           $2,442,119
                             2                            2,442,835
                             3                            2,442,835
                             4                            2,442,835
----------------------------------------------------------------------------
          1994               1                           $2,625,000
                             2                            2,625,000
                             3                            2,625,000
                             4                            2,625,000
----------------------------------------------------------------------------
* Restated to reflect the merger of Wisconsin Southern Gas Company Inc. into Wisconsin Natural Gas Company effective on January 1, 1994.


ITEM 6.  SELECTED FINANCIAL DATA

Information required by Item 6 is omitted pursuant to General Instruction J(2)(a) of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by Item 7 is omitted pursuant to General Instruction J(2)(a) of Form 10-K and in lieu thereof Wisconsin Natural provides the following:

Acquisition of Wisconsin Southern Gas Company, Inc.

Effective January 1, 1994, Wisconsin Southern was acquired by Wisconsin Energy through a merger of Wisconsin Southern into Wisconsin Natural. In the transaction, structured as a tax-free reorganization, all outstanding shares of Wisconsin Southern common stock were converted into 1,637,935 shares of Wisconsin Energy common stock, with fractional interests paid in cash, based on an exchange ratio of 1.6330 shares of Wisconsin Energy common stock for each outstanding share of Wisconsin Southern common stock. The merger was structured to qualify as a pooling of interests for accounting and financial reporting purposes. Accordingly, financial and statistical information for prior years has been restated to reflect the acquisition.

Wisconsin Southern was a gas utility engaged in the purchase, distribution, transportation and sale of natural gas for residential, commercial and industrial consumption in a service territory contiguous to Wisconsin Natural's service territory located in southeastern Wisconsin. Wisconsin Natural is Wisconsin's second largest gas distribution company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Wisconsin Electric and Wisconsin Natural Revitalization

In response to increasing competitive pressures in the markets for electricity and natural gas, Wisconsin Electric and Wisconsin Natural have developed and are implementing a revitalization process to increase efficiencies and improve customer service.

Wisconsin Electric and Wisconsin Natural are "reengineering" and restructuring their organizations. The new structures consolidate many business functions and simplify work processes. Due to productivity improvements, staffing levels at Wisconsin Natural have been reduced; 56 employees elected to retire under an early retirement option and 78 employees have enrolled in severance packages. See Note F to the Financial Statements - Benefits Other Than Pensions, for additional information.

As part of the revitalization effort, Wisconsin Energy intends to merge Wisconsin Electric and Wisconsin Natural to form a single combined utility subsidiary. The proposed merger will improve customer service and reduce operating costs. The merger, which is anticipated to be effective by year-end 1995, is subject to a number of conditions, including requisite regulatory and other approvals. Wisconsin Electric and Wisconsin Natural filed a joint application on October 11, 1994, to obtain the PSCW approval of the merger. Wisconsin Electric also filed an application to obtain the MPSC consent to assume Wisconsin Natural's liabilities in connection with the merger. Both approvals are expected by year-end 1995.


RESULTS OF OPERATIONS

Total gas therms delivered by Wisconsin Natural were flat in 1994 compared to 1993. Increased gas deliveries in the first quarter of 1994, compared to the same period in 1993, due to colder winter weather, were offset by a decline in deliveries in the fourth quarter due to unseasonably mild weather. Financial and statistical information has been restated where appropriate to reflect the January 1, 1994, acquisition of Wisconsin Southern. Gas revenues decreased $7 million, or 2.1 percent, in 1994 compared to 1993. This reflects the flat gas deliveries and reduced purchased gas costs.

The $15 million decrease in the cost of gas sold during 1994 compared to 1993 reflects the slight increase in natural gas therm sales offset by the lower average delivered cost of gas during 1994. Changes in the cost of natural gas purchased at market prices are passed through to customers via Wisconsin Natural's purchased gas adjustment clause.

Other operation expenses were $3 million lower during 1994 compared to 1993 largely reflecting payroll related savings as a result of workforce reductions. Deferred Income Taxes decreased $5 million during 1994 compared to 1993 due, in part, to tax matters related to the timing of payments made in connection with the severance and early retirement packages associated with the company's organizational restructuring program. Deferred Income Taxes also reflect a prior period reclassification between current and deferred income taxes.

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

Wisconsin Natural's parent, Wisconsin Energy, made a capital contribution of $10 million to Wisconsin Natural in 1993 which was used to reduce short-term debt.

Like numerous other utilities, Wisconsin Natural is investigating the remediation of a number of former manufactured gas plant sites. Operations at these manufactured gas sites ceased over 40 years ago with remediation activities having been conducted at certain of these sites, while other sites are scheduled for investigation. With estimated remediation costs of approximately $12 million during the next five-year period, based on today's costs, remediation activities are not expected to have a material adverse impact on Wisconsin Natural's financial condition.

In 1994, the PSCW continued a generic investigation of the natural gas industry in Wisconsin and addressed the extent to which traditional regulation should be replaced with a different approach. In conjunction with the generic investigation, the PSCW staff is reviewing the use of the current purchased gas adjustment mechanism which is designed to pass on to gas customers increases or decreases in the cost of natural gas purchased for resale. A separate docket has been established to review the purchasing gas adjustment manhours. Wisconsin Natural is participating in these PSCW investigations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

The following details the principal changes in revenues and expenses contributing to the increase in net income in 1994.

                                                      Thousands of Dollars
                                                      --------------------
Aggregate increase in gas therm sales
  net of increase in gas therms purchased              $    74

Aggregate decrease in revenue per therm sold
  net of decrease in cost of gas per therm
  purchased                                              7,595
                                                      ---------
                                                                   $ 7,669
Decrease in other operation expenses                   $ 3,141
Decrease in maintenance                                    374
Increase in revitalization                             (10,400)
Increase in depreciation                                  (621)
Increase in taxes other than income taxes                 (195)
Decrease in operating income taxes                         148
Decrease in other income                                   (83)
Decrease in interest charges                               621
                                                      ---------
                                                                    (7,015)
                                                                   -------
Increase in net income                                             $   654
                                                                   =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







                                     WISCONSIN NATURAL GAS COMPANY

                               STATEMENT OF INCOME AND RETAINED EARNINGS

                                        Year Ended December 31


                                               1994                1993                1992
                                               ----                ----                ----
                                                           (Thousands of Dollars)
 Operating Revenues                          $324,349             $331,301            $283,699

 Operating Expenses
   Cost of gas sold                           199,511              214,132             177,947
   Other operation expenses                    54,246               57,387              48,767
   Maintenance                                  6,464                6,838               6,844
   Revitalization (Note F)                     10,400                 -                   -
   Depreciation (Note C)                       16,856               16,235              15,400
   Taxes other than income taxes                5,879                5,684               5,334
   Federal income tax (Note G)                 10,013                6,224               6,569
   State income tax (Note G)                    2,601                1,643               1,741
   Deferred income taxes - net (Note G)        (3,792)               1,062                (104)
   Investment tax credit - net (Note G)          (544)                (503)               (509)
                                             --------             --------            --------
        Total Operating Expenses              301,634              308,702             261,989

 Operating Income                              22,715               22,599              21,710

 Other Income and Deductions
   Interest income                                309                  402                 629
   Miscellaneous - net                           (100)                 (66)                (21)
   Federal income tax (Note G)                    (73)                (114)               (188)
   State income tax (Note G)                      (18)                 (21)                (47)
                                             --------             --------            --------
        Total Other Income and Deductions         118                  201                 373

Income Before Interest Charges                 22,833               22,800              22,083

Interest Charges
   Long-term debt                               6,434                7,152               6,124
   Other interest                               1,590                1,493               1,751
                                             --------             --------            --------
        Total Interest Charges                  8,024                8,645               7,875
                                             --------             --------            --------
Net Income                                     14,809               14,155              14,208

Retained Earnings - Balance, January 1         46,797               42,413              37,966
                                             --------             --------            --------
                                               61,606               56,568              52,174
   Dividends on Common Stock                  (10,500)              (9,771)             (9,761)
                                             --------             --------            --------

   Balance, December 31                      $ 51,106             $ 46,797            $ 42,413
                                             ========             ========            ========


Note:  Earnings and dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.

See Notes to Financial Statements.









                                                     - 12 -

                         WISCONSIN NATURAL GAS COMPANY

                            STATEMENT OF CASH FLOWS
                            Year Ended December 31

                                                  1994      1993      1992
                                                  ----      ----      ----
                                                   (Thousands of Dollars)

Operating Activities
  Net income                                     $14,809   $14,155   $14,208
  Reconciliation to cash
    Depreciation                                  16,856    16,235    15,400
    Revitalization - net                           6,607      -         -
    Deferred income taxes - net                   (3,792)    1,062      (104)
    Investment tax credit - net                     (544)     (503)     (509)
    Change in   Accounts receivable                5,429      (986)      882
                Inventories                        9,876   (26,367)   (3,343)
                Accounts payable                  (5,986)   (3,741)    6,453
                Other current assets               5,266    (2,192)   (4,373)
                Other current liabilities          8,195     3,819    (3,549)
    Other                                          2,327       371     1,387
                                                 -------   -------   -------
Cash Provided by Operating Activities             59,043     1,853    26,452

Investing Activities
  Construction expenditures                      (25,481)  (24,419)  (25,188)
  Other                                           (2,398)     (470)     (451)
                                                 -------   -------   -------
Cash Used in Investing Activities                (27,879)  (24,889)  (25,639)

Financing Activities
  Sale of long-term debt                           9,290       -      69,032
  Retirement of long-term debt                   (13,696)   (4,091)  (55,348)
  Change in short-term debt                      (19,830)   26,825    (1,740)
  Stockholder capital contribution                  -       10,000      -
  Dividends on common stock                      (10,500)   (9,771)   (9,761)
  Other                                             -          135       266
                                                 -------   -------   -------
Cash Provided by (Used in) Financing Activities  (34,736)   23,098     2,449

Change in Cash and Cash Equivalents              $(3,572)  $    62   $ 3,262
                                                 =======   =======   =======

Supplemental information disclosures
  Cash Paid for
    Interest (net of amount capitalized)         $ 7,597   $ 7,942  $  7,720
    Income taxes                                   9,946     7,113    10,769




See Notes to Financial Statements.

                         WISCONSIN NATURAL GAS COMPANY

                                 BALANCE SHEET

                                  December 31

                                    ASSETS

                                                    1994               1993
                                                    ----               ----
                                                    (Thousands of Dollars)

Utility Plant                                     $468,224           $444,453
  Accumulated provision for depreciation          (220,192)          (205,247)
                                                  --------           --------
       Net Utility Plant                           248,032            239,206

Other Property and Investments                       2,344              1,013

Current Assets
  Cash and cash equivalents                          3,392              6,964
  Accounts receivable, net of allowance for
    doubtful accounts - $1,531 and $1,209           22,286             27,715
  Accrued utility revenues                          33,056             39,153
  Materials and supplies (at average cost)           3,582              3,197
  Natural gas stored
    (at first-in, first-out cost)                   29,631             39,892
  Prepayments and other assets                       4,599              3,768
                                                  --------           --------
       Total Current Assets                         96,546            120,689

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note G)        18,799             14,370
  Deferred regulatory assets (Note A)                8,977              8,680
  Other                                              1,920              1,502
                                                  --------           --------
       Total Deferred Charges and Other Assets      29,696             24,552
                                                  --------           --------
Total Assets                                      $376,618           $385,460
                                                  ========           ========



See Notes to Financial Statements.

                         WISCONSIN NATURAL GAS COMPANY

                                 BALANCE SHEET

                                  December 31

                         CAPITALIZATION AND LIABILITIES


                                                  1994                 1993
                                                  ----                 ----
                                                    (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                           $132,122             $127,813
  Long-term debt (Note I)                         66,519               80,482
                                                --------             --------
       Total Capitalization                      198,641              208,295

Current Liabilities
  Long-term debt due currently (Note I)           12,290                2,653
  Notes payable (Note J)                          55,478               75,308
  Accounts payable                                23,575               29,561
  Payroll and vacation accrued                     2,835                3,099
  Taxes accrued - income and other                 7,685                4,920
  Interest accrued                                 1,793                1,899
  Other                                            9,248                3,448
                                                --------              -------
       Total Current Liabilities                 112,904              120,888

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note G)      32,182               30,083
  Accumulated deferred investment tax credits      6,740                7,284
  Deferred regulatory liabilities (Note A)        11,687               12,998
  Other                                           14,464                5,912
                                                --------              -------
       Total Deferred Credits and Other
         Liabilities                              65,073               56,277

Commitments and Contingencies (Note K)
                                                --------             --------
Total Capitalization and Liabilities            $376,618             $385,460
                                                ========             ========


See Notes to Financial Statements.

                         WISCONSIN NATURAL GAS COMPANY

                           CAPITALIZATION STATEMENT

                                  December 31


                                                          1994        1993
                                                          ----        ----
                                                       (Thousands of Dollars)
Common Stock Equity
  Common stock - $1 par value; authorized 38,000,000
    shares; outstanding - 1,725,000 shares             $  1,725      $  1,725
  Other paid in capital                                  79,291        79,291
  Retained earnings                                      51,106        46,797
                                                       --------      --------
       Total Common Stock Equity                        132,122       127,813


Long-Term Debt
  First mortgage bonds
       Series       Due
       ------       ---
       5-5/8%      1995                                  10,000        10,000
       9-5/8%      1995                                    -              403
        11  %      1995                                    -              480
       6-5/8%      1997                                  10,000        10,000
      10-1/4%      1998                                    -            2,860
       9.47 %      2006                                    -            7,000
       9-1/4%      2016                                    -            3,000
                                                       --------      --------
                                                         20,000        33,743

  Debentures (unsecured)
       6-1/8% Series due 1997                            25,000        25,000
      10-1/4% Series due 1998                             2,290          -
       9.47 % Series due 2006                             7,000          -
       8-1/4% Series due 2022                            25,000        25,000
  Unamortized discount - net                               (481)         (608)
  Long-term debt due currently                          (12,290)       (2,653)
                                                       --------      --------
       Total Long-Term Debt                              66,519        80,482
                                                       --------      --------
       Total Capitalization                            $198,641      $208,295
                                                       ========      ========

See Notes to Financial Statements.

                         WISCONSIN NATURAL GAS COMPANY

                         NOTES TO FINANCIAL STATEMENTS


A - Summary of Significant Accounting Policies
----------------------------------------------

General
-------

The accounting records of the company are kept as prescribed by the Public Service Commission of Wisconsin (PSCW).

Revenues
--------

Utility revenues are recognized on the accrual basis and include estimated amounts for service rendered but not billed.

Property
--------

Property is recorded at cost. Additions to and significant replacements of utility property are charged to utility plant at cost; minor items are charged to maintenance expense. Cost includes material and labor. Effective 1993, allowance for funds used during construction is no longer accrued; all construction work in progress is allowed to earn a current return. The cost of depreciable utility property, together with removal cost less salvage, is charged to accumulated provision for depreciation when property is retired.


Deferred Regulatory Assets and Liabilities
------------------------------------------

Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company capitalizes as deferred regulatory assets incurred costs which are expected to be recovered in future utility rates. The company also records as deferred regulatory liabilities the current recovery in utility rates of costs which are expected to be paid in the future. A significant portion of the company's deferred regulatory assets and liabilities relate to the amounts recorded due to the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). See Note G.


Statement of Cash Flows
-----------------------

Cash and cash equivalents includes marketable debt securities acquired three months or less from maturity.

B - Utility Mergers
-------------------

Effective January 1, 1994 Wisconsin Energy Corporation (WEC) acquired all of the outstanding common stock of Wisconsin Southern Gas Company, Inc. (WSG) through a statutory merger of WSG into the company in which all of WSG's common stock was converted into common stock of WEC. WSG was a gas utility engaged in the purchase, distribution, transportation and sale of natural gas primarily in a section of southeastern Wisconsin which is contiguous to the company's service territory. WSG was merged into the company using the pooling of interests method of accounting. Accordingly, historical financial data has been restated to include WSG.

In January 1994, WEC announced plans to merge the company into Wisconsin Electric Power Company (WE), a wholly-owned utility subsidiary of WEC. The completion of the merger, which is subject to a number of conditions including requisite regulatory approvals, is currently anticipated to occur by year-end 1995.


C - Depreciation
----------------

Depreciation expense is accrued at straight line rates, certified by the PSCW, which include estimates of salvage and removal costs.

Depreciation as a percent of average depreciable utility plant was 3.9% in 1994, and 4.0% in 1993 and 1992.


D - Transactions With Associated Companies
------------------------------------------

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. The company also delivers gas to WE for electric generation at rates approved by the PSCW. The company received from WEC a stockholder capital contribution of $10,000,000 in 1993.


E - Pension Plans
-----------------

Effective in 1993, the PSCW adopted Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (FAS 87), for ratemaking. For 1992, the PSCW recognized funded amounts for ratemaking and the company charged $165,000 to expense as paid.

The company has several noncontributory pension plans covering all eligible employees. Pension benefits are based on years of service and the employee's compensation. The majority of the plans' assets are equity securities; other assets include corporate and government bonds and real estate. The plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974.

In the opinion of the company, current pension trust assets and amounts which are expected to be paid to the trust in the future will be adequate to meet future pension payment obligations to current and future retirees.

----------------------------

Pension Cost calculated per FAS 87                1994       1993       1992
----------------------------------               ------     ------     ------
                                                    (Thousands of Dollars)
Components of Net Periodic Pension Cost,
  Year Ended December 31 -
  Cost of pension benefits earned by
   employees                                    $ 1,506    $ 1,657    $ 1,568
  Interest cost on projected benefit
   obligation                                     5,024      4,685      4,263
  Actual (return) loss on plan assets             1,662     (5,380)    (2,689)
  Net amortization and deferral                  (7,424)      (109)    (3,718)
                                                -------    -------    -------
Total pension cost (credit) calculated
under FAS 87                                    $   768    $   853    $  (576)
                                                =======    =======    =======
Actuarial Present Value of Accumulated
  Benefit Obligation, at December 31 -
  Vested benefits-employees' right to
   receive benefit no longer contingent
   upon continued employment                    $55,549    $50,262
  Nonvested benefits-employees' right to
   receive benefit contingent upon
   continued employment                             113        455
                                                -------    -------
Total obligation                                $55,662    $50,717
                                                =======    =======
Funded Status of Plans: Pension Assets and
  Obligations at December 31 -
  Pension assets at fair market value           $67,726    $71,869
  Projected benefit obligation
   at present value                             (65,220)   (64,793)
  Unrecognized transition asset                  (1,571)    (1,714)
  Unrecognized prior service cost                 2,488      2,964
  Unrecognized net gain                          (5,540)    (6,585)
                                                -------    -------
Projected status of plans                       $(2,117)   $ 1,741
                                                =======    =======

Rates used for calculations (%) -
  Discount Rate-interest rate used to
   adjust for the time value of money              8.25        7.5        8.0
  Assumed rate of increase in
   compensation levels                             5.0         5.0        5.0
  Expected long-term rate of return
   on pension assets                               9.0         9.0        9.0

F - Benefits Other Than Pensions
--------------------------------

Postretirement Benefits
-----------------------

Effective in 1993, the company adopted prospectively Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106), and elected the 20 year option for amortization of the previously unrecognized accumulated postretirement benefit obligation. The PSCW has issued an order recognizing FAS 106 for ratemaking; therefore adoption has no material impact on net income. Prior to 1993, the cost of these postretirement benefits was expensed when paid and was $614,000 in 1992.

The company sponsors defined benefit postretirement plans that cover both salaried and nonsalaried employees who retire at age 55 or older with at least 10 years of credited service. The postretirement medical plan provides coverage to retirees and their dependents. Most retirees contribute to the medical plan. The group life insurance benefit is based on employee compensation and is reduced upon retirement.

Employees' Benefit Trusts (Trusts) are used to fund a major portion of postretirement benefits. The funding policy for the Trusts is to maximize tax deductibility. The majority of the Trusts' assets are mutual funds.

Postretirement Benefit Cost calculated per FAS 106          1994       1993
--------------------------------------------------        --------   --------
                                                        (Thousands of Dollars)
Components of Net Periodic Postretirement Benefit Cost,
  Year Ended December 31 -
  Cost of postretirement benefits earned by employees     $    369   $    814
  Interest cost on projected benefit obligation              1,425      1,991
  Actual return on plan assets                                (218)      (292)
  Net amortization and deferral                                118        921
                                                          --------   --------
Total postretirement benefit cost calculated              $  1,694   $  3,434
  under FAS 106                                           ========   ========

Funded Status of Plans: Postretirement Obligations
  and Assets at December 31 -
  Accumulated Postretirement Benefit Obligation at
   December 31 -
   Retirees                                               $(12,108)  $ (9,800)
   Fully eligible active plan participants                  (1,232)    (6,046)
   Other active plan participants                           (5,181)   (11,577)
                                                          --------   --------
  Total obligation                                         (18,521)   (27,423)

  Postretirement assets at fair market value                 6,453      5,882
                                                          --------   --------
  Accumulated postretirement benefit obligation in
   excess of plan assets                                   (12,068)   (21,541)

  Unrecognized transition obligation                        18,273     19,528
  Unrecognized prior service cost                           (1,169)       -
  Unrecognized net (gain) loss                              (8,127)       412
                                                          --------   --------
  Accrued Postretirement Benefit Obligation               $ (3,091)  $ (1,601)
                                                          ========   ========

-------------------------------------------

Rates used for calculations (%) -
   Discount Rate-interest rate used to adjust
    for the time value of money                             8.25       7.5
   Assumed rate of increase in compensation levels          5.0        5.0
   Expected long-term rate of return on
    postretirement assets                                   9.0        9.0
   Health care cost trend rate                             12.0  declining to
                                                            5.0  in year 2002

Changes in health care cost trend rates will affect the amounts reported. For example, a 1% increase in rates would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $977,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $117,000.


Revitalization
--------------

In the first quarter of 1994, the company recorded a $10.4 million charge related to its revitalization program. This charge includes $5.4 million for Early Retirement Incentive Packages (ERIP) and $3.9 million for Severance Packages (SP). These plans are being used to reduce employee staffing levels. ERIP provided for a monthly income supplement, medical benefits, and waiver of an early retirement pension reduction. The SP included a severance payment, medical/dental insurance, outplacement services, personal financial planning and tuition support. Availability of these plans to various bargaining units was based upon agreements made between the company and the bargaining units. These plans have been available to most management employees but not elected officers.

Under ERIP, 56 employees elected to retire and 78 employees have enrolled in SP. It is anticipated that the revitalization charge will be offset by the end of 1995 through savings in operation and maintenance costs. ERIP supplemental income costs are being paid from pension plan trusts and medical/dental benefits from employee benefit trusts. Remaining ERIP and SP costs are being paid from general corporate funds. The ultimate timing of cash flows for revitalization will depend in part upon the funding limitations of the company's pension plans. Through December 31, 1994, about $3.8 million have been paid against the revitalization liability.

G - Income Taxes
----------------

Comprehensive interperiod income tax allocation is used for federal and state temporary differences. The federal investment tax credit is accounted for on the deferred basis and is reflected in income ratably over the life of the related property.

Following is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.

                                       1994       1993      1992
                                     -------    -------   -------
                                        (Thousands of Dollars)

Current tax expense                  $12,705    $ 8,002   $ 8,545
Investment tax credit-net               (544)      (503)     (509)
Deferred tax expense                  (3,792)     1,062      (104)
                                     -------    -------   -------
Total tax expense                    $ 8,369    $ 8,561   $ 7,932
                                     =======    =======   =======

Income before income taxes           $23,178    $22,716   $22,140
                                     =======    =======   =======
Expected tax at federal
  statutory rate                     $ 8,112    $ 7,951   $ 7,527
State income tax net of federal
  tax reduction                        1,212      1,270     1,234
Investment tax credit restored          (544)      (503)     (509)
Deferred tax restored -
  rate differential                     (285)      (318)     (339)
Other (no item over 5% of
  expected tax)                         (126)       161        19
                                     -------    -------   -------
Total tax expense                    $ 8,369    $ 8,561   $ 7,932
                                     =======    =======   =======

FAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the company's financial statements or tax returns, the adjustment of deferred tax balances to reflect tax rate changes and the recognition of previously unrecorded deferred taxes. Following is a summary of deferred income taxes under FAS 109.
                                                         December 31
                                                     1994           1993
                                                   -------        -------
                                                   (Thousands of Dollars)
    Deferred Income Tax Assets
      Construction advances                        $ 8,713        $ 8,720
      ERIP Accrual                                   3,441            -
      Other                                          6,645          5,650
                                                   -------        -------
        Total Deferred Income Tax Assets           $18,799        $14,370
                                                   =======        =======
    Deferred Income Tax Liabilities
      Plant related                                $30,194        $27,746
      Other                                          1,988          2,337
                                                   -------        -------
        Total Deferred Income Tax Liabilities      $32,182        $30,083
                                                   =======        =======

---------------------------

The company also has recorded the following deferred regulatory assets and liabilities which represent the future expected impact of deferred taxes on utility revenues.

                                                         December 31
                                                     1994           1993
                                                   --------       --------
                                                    (Thousands of Dollars)

Deferred regulatory assets                         $ 4,030        $ 3,879


Deferred regulatory liabilities                     11,687         12,998


H - Preferred Stock
-------------------

Serial Preferred Stock authorized but unissued is cumulative, $100 par value, 120,000 shares.


I - Long-Term Debt
------------------

The maturities and sinking fund requirements through 1999 for the aggregate amount of long-term debt outstanding at December 31, 1994 are shown below.

                     (Thousands of Dollars)
               1995         $12,290
               1996              -
               1997          35,700
               1998             700
               1999             700

Sinking fund requirements for the years 1995 through 1999, included in the table above, are $2,670,000. Substantially all utility plant is subject to the applicable mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

Fair value of long-term debt is estimated based upon the market value of the same or similar issues. The fair value of the company's long-term debt was $77,036,000 and $88,916,000 at December 31, 1994 and 1993, respectively.

J - Notes Payable
-----------------

Short-term notes payable balances and their corresponding weighted average interest rates consist of:

                                           December 31
                                    1994                 1993
                             -----------------     -----------------
                                      Interest              Interest
                             Balance    Rate       Balance    Rate
                             -------  --------     -------  --------
                                      (Thousands of Dollars)

Banks                        $36,999    6.04%      $46,799    3.49%
Commercial paper              18,479    5.89%       28,509    3.31%
                             -------               -------
                             $55,478               $75,308
                             =======               =======

Unused lines of credit for short-term borrowings amounted to $62,000,000 at December 31, 1994. In support of various informal lines of credit from banks, the company has agreed to pay commitment fees; these commitment fees are not significant.


K - Commitments and Contingencies
---------------------------------

The company's review of potential environmental remediation efforts for old manufactured gas plant sites can be found elsewhere in this report in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the
 Stockholder of Wisconsin Natural Gas Company

In our opinion, the financial statements listed under Item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of Wisconsin Natural Gas Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
January 25, 1995

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


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements

                     Included in Part II of this report:

                       Statement of Income and Retained Earnings for the
                          three years ended December 31, 1994

                       Statement of Cash Flows for the three years ended
                          December 31, 1994

                       Balance Sheet at December 31, 1994 and 1993

                       Capitalization Statement at December 31, 1994 and 1993

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

               3. Exhibits

                  The following Exhibits are filed with this report:

                  Exhibit No.

                  (23) Consent of Independent Accountants, dated March 30, 1995 appearing on page 30 of this Annual Report on Form 10-K for the year ended December 31, 1994.

                  (27) Wisconsin Natural Gas Company Financial Data Schedule for the fiscal year ended December 31, 1994.

In addition to the Exhibits shown above, which are filed herewith, Wisconsin Natural hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation Section 201.24 by reference to the filings set forth below:

                  (2)-1 Agreement and Plan of Reorganization, dated as of July 30, 1993, by and among Wisconsin Energy Corporation, Wisconsin Natural Gas Company and Wisconsin Southern Gas Company, Inc., including the related Plan and Agreement of Merger between Wisconsin Natural and Wisconsin Southern.
                          (Exhibit A to the Proxy Statement/Prospectus dated October 20, 1993 contained in the Registration Statement of Wisconsin Energy Corporation on
                          Form S-4, No. 33-50653.)

                      2 Plan and Agreement of Merger, dated June 30, 1994, by and between Wisconsin Electric Power Company and Wisconsin Natural Gas Company. (Appendix A to Wisconsin Electric's Proxy Statement dated
                          October 31, 1994 in File No. 1-1245.)

                  (3)-1 Restated Articles of Incorporation of Wisconsin Natural Gas Company, as adopted on December 1, 1982. (Exhibit (3)-1 to Wisconsin Natural's 1982 Form 10-K in File No. 2-2066.)

                      2 Bylaws of Wisconsin Natural Gas Company, as amended to May 18, 1994. (Exhibit (3)-1 to Wisconsin Natural's June 30, 1994 Form 10-Q in File No. 2-2066.)

                   Mortgage, Indenture or                              Under
                   Supplemental Indenture       Date      Exhibit #   File No.
                  ------------------------------------------------------------
                  (4)-1 Mortgage and Deed of    6/1/50       7-C       2-8457
                        Trust
                      2 Third                   9/1/57       2-D       2-13563
                      3 Fourth                10/15/61       2-E       2-18922
                      4 Fifth                  11/1/62       2-F       2-20799
                      5 Sixth                  10/1/65       2-G       2-24012
                      6 Seventh                9/15/67       2-H       2-27101
                      7 Eighth                 9/15/69       4-J       2-34303
                      8 Ninth                   7/1/71     (4)-1       2-2066
                                                                       (1980
                                                                    Form 10-K)
                      9 Tenth                  9/15/86     (4)-9       2-2066
                                                                       (1986
                                                                    Form 10-K)
                     10 Eleventh               1/15/92     (4)-1       2-2066
                                                                       (1991
                                                                    Form 10-K)
                     11 Twelfth                11/1/92     (4)-1       2-2066
                                                                      (9/30/92
                                                                    Form 10-Q)
                     12 Thirteenth              1/1/94     (4)-1       2-2066
                                                                      (1/01/94
                                                                    Form 8-K)
                     13 Indenture for Debt      9/1/92     (4)-2       2-2066
                        Securities                                    (9/30/92
                        (the "Indenture")                           Form 10-Q)
                     14 Securities              9/1/92     (4)-3       2-2066
                        Resolution No. 1                              (9/30/92
                        under the Indenture                         Form 10-Q)
                     15 Securities             12/1/92     (4)-1       2-2066
                        Resolution No. 2                               (1992
                        under the Indenture                         Form 10-K)
                     16 Thirteenth Supplemental
                        Indenture, dated
                        January 1, 1994, to
                        Indenture dated
                        September 1, 1950 of
                        Wisconsin Southern Gas
                        Company, Inc. (to reflect
                        the assumption of bonds 1/1/94     (4)-2       2-2066
                        by Wisconsin Natural in                       (1/01/94
                        connection with merger)                     Form 8-K)
                     17 Securities              3/29/94    (4)-1       2-2066
                        Resolution No. 3                              (3/31/94
                        under the Indenture                         Form 10-Q)
                     18 Securities              3/29/94    (4)-2       2-2066
                        Resolution No. 4                              (3/31/94
                        under the Indenture                         Form 10-Q)

          All agreements and instruments with respect to long-term debt not exceeding 10% of the total assets of the Registrant have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

                  10-1 Service Agreement dated January 1, 1987 between Wisconsin Natural Gas Company, Wisconsin Energy Corporation and other non-utility affiliated companies. (Exhibit (10)-(a) to Wisconsin Natural's Form 8-K dated January 2, 1987 in File No. 2-2066)

                     2 Executive Non-Qualified Trust by and between Wisconsin Energy Corporation and Firstar Trust Company, dated May 12, 1994, established to provide a source of funds to assist in the meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy or its subsidiaries and various plan participants. (Exhibit 10-1 to Wisconsin Energy's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-9057.)*

     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K. Certain compensatory plans in which directors or executive officers of the Registrant are eligible to participate are not filed in reliance on the exclusion in Item 601(b)(10)(iii)(B)(6) of Regulation S-K.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-41368 and 33-48927) of Wisconsin Natural Gas Company of our report dated January 25, 1995 appearing on page 25 of this Form 10-K.







/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
March 30, 1995

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WISCONSIN NATURAL GAS COMPANY


                                        /s/R. A. Abdoo
                                    By -------------------------------------
Date     March 30, 1995                 (R. A. Abdoo, Chairman of the Board
                                            and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature and Title                                         Date



   /s/R. A. Abdoo
-----------------------------------------------             March 30, 1995
   (R. A. Abdoo, Chairman of the Board and
    Chief Executive Officer and Director
    - Principal Executive Officer)



   /s/R. R. Grigg
-----------------------------------------------             March 30, 1995
   (R. R. Grigg, Jr., President and Chief
    Operating Officer and Director)



   /s/J. G. Remmel
-----------------------------------------------             March 30, 1995
   (J. G. Remmel, Chief Financial Officer and
    Director - Principal Financial Officer)



   /s/A. K. Klisurich
-----------------------------------------------             March 30, 1995
   (A. K. Klisurich, Controller
    - Principal Accounting Officer)



   /s/D. K. Porter
-----------------------------------------------             March 30, 1995
   (D. K. Porter, Vice President and Director)

                         Wisconsin Natural Gas Company

                                 EXHIBIT INDEX
                                 -------------

                        1994 Annual Report on Form 10-K


 Exhibit
 Number
 -------

 (23) Consent of Independent Accountants, dated March 30, 1995 appearing on page 30 of this Annual Report on Form 10-K for the year ended December 31, 1994.

 (27) Wisconsin Natural Gas Company Financial Data Schedule for the fiscal year ended December 31, 1994.


The foregoing Exhibits are filed with this report. The additional Exhibits which are incorporated by reference are listed in Item 14(a)(3) of this report.