Form 10-Q
period 1995-03-31
WISCONSIN NATURAL GAS CO
filed 1995-05-15
CIK 107830

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 1995

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

               Class                          Outstanding at May 1, 1995
     -------------------------                --------------------------
     $1 Par Value Common Stock                     1,725,000 Shares

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q for omission of data by certain wholly-owned subsidiaries and is therefore filing this Form with the reduced disclosure format.

                                                                                                                FORM 10-Q
                                       WISCONSIN NATURAL GAS COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       WISCONSIN NATURAL GAS COMPANY

                                         CONDENSED INCOME STATEMENT

                                                (Unaudited)
                                         Three Months Ended March 31
                                         ---------------------------
                                            1995             1994
                                          --------         --------
                                           (Thousands of Dollars)
Operating Revenues                       $121,100          $147,579

Operating Expenses
  Cost of gas sold                         72,803            91,153
  Other operation expenses                 15,611            18,298
  Maintenance                               1,311             1,517
  Revitalization                             -               10,400
  Depreciation                              4,392             4,146
  Income taxes                              9,893             7,814
                                         --------          --------
    Total Operating Expenses              104,010           133,328

Operating Income                           17,090            14,251

Other Income and Deductions
  Miscellaneous - net                         118               129
  Income taxes                                (47)              (54)
                                         --------          --------
     Total Other Income and Deductions         71                75

Income Before Interest Charges             17,161            14,326

Interest Charges                            2,079             2,092
                                         --------          --------
Net Income                               $ 15,082          $ 12,234
                                         ========          ========



Note - Earnings and dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.

See accompanying notes to financial statements.





                                     - 2 -

                                                                                                                 FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          CONDENSED BALANCE SHEET

                                                (Unaudited)
                                                       March 31, 1995      December 31, 1994
                                                       --------------      -----------------
                                                              (Thousands of Dollars)
           Assets
           ------
Utility Plant
  Plant                                                   $471,559              $468,224
  Accumulated provision for depreciation                  (224,074)             (220,192)
                                                          --------              --------
     Net Utility Plant                                     247,485               248,032

Other Property and Investments                               2,152                 2,344

Current Assets
  Cash and cash equivalents                                  6,149                 3,392
  Accounts receivable                                       27,964                22,286
  Accrued utility revenues                                  24,525                33,056
  Materials, supplies and natural gas
    stored                                                  11,502                33,213
  Prepayments and other assets                               5,048                 4,599
                                                          --------              --------
     Total Current Assets                                   75,188                96,546
                                                          --------              --------
Deferred Charges and Other Assets
  Accumulated deferred income taxes                         18,799                18,799
  Other                                                     10,013                10,897
                                                          --------              --------
     Total Deferred Charges and Other Assets                28,812                29,696
                                                          --------              --------
Total Assets                                              $353,637              $376,618
                                                          ========              ========
           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                            $ 81,016              $ 81,016
  Retained earnings                                         63,563                51,106
                                                          --------              --------
     Total Common Stock Equity                             144,579               132,122
  Long-term debt                                            66,535                66,519
                                                          --------              --------
     Total Capitalization                                  211,114               198,641

Current Liabilities
  Long-term debt due currently                                -                   12,290
  Short-term debt                                           15,494                55,478
  Accounts payable                                          18,646                23,575
  Accrued liabilities                                       17,224                12,313
  Other                                                     26,316                 9,248
                                                          --------               -------
     Total Current Liabilities                              77,680               112,904

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                         32,489                32,182
  Other                                                     32,354                32,891
                                                          --------              --------
     Total Deferred Credits and Other Liabilities           64,843                65,073
                                                          --------              --------
Total Capitalization and Liabilities                      $353,637              $376,618
                                                          ========              ========



See accompanying notes to financial statements.



                                     - 3 -

                                                                                                                 FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          STATEMENT OF CASH FLOWS

                                                (Unaudited)
                                                 Three Months Ended March 31
                                                 ---------------------------
                                                   1995                1994
                                                   ----                ----
                                                   (Thousands of Dollars)
Operating Activities:
  Net income                                      $15,082            $12,234
  Reconciliation to cash:
    Depreciation                                    4,392              4,146
    Revitalization - net                               (9)             8,574
    Deferred income taxes - net                       307                456
    Investment tax credit - net                      (110)              (124)
    Change in:  Accounts receivable                (5,678)           (22,009)
                Inventories                        21,711             30,500
                Accounts payable                   (4,929)            (5,670)
                Other current assets                8,082             29,577
                Other current liabilities          21,979              7,313
    Other                                             651             (1,519)
                                                  -------            -------
Cash Provided by Operating Activities              61,478             63,478

Investing Activities:
  Construction expenditures                        (3,984)            (3,089)
  Other                                               158             (1,016)
                                                  -------            -------
Cash Used in Investing Activities                  (3,826)            (4,105)

Financing Activities:
  Sale of long-term debt                             -                 9,290
  Retirement of long-term debt                    (12,286)           (10,748)
  Change in short-term debt                       (39,984)           (52,365)
  Dividends on stock - common                      (2,625)            (2,625)
                                                  -------            -------
Cash Used in Financing Activities                 (54,895)           (56,448)
                                                  -------            -------
Change in Cash and Cash Equivalents               $ 2,757            $ 2,925
                                                  =======            =======

Supplemental Information Disclosures:
  Cash Paid for -
    Interest (net of amount capitalized)          $ 2,548            $ 2,595
    Income taxes                                    5,000              1,650


See accompanying notes to financial statements.























                                     - 4 -

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                        -------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months ended March 31, 1995 are not, however, necessarily indicative of the results which may be expected for the year 1995 because of seasonal and other factors.

2.  On April 28, 1995, Wisconsin Energy Corporation (
    "WEC"), Wisconsin Natural Gas Company's ("Wisconsin Natural") parent company, and Northern States Power Company, Minnesota ("NSP") entered into an Agreement and Plan of Merger ("Agreement"). As a result, a registered utility holding company, which will be known as Primergy Corporation
    ("Primergy"), will be    the parent of NSP and the current operating
    subsidiaries of NSP and WEC. Each outstanding share of common stock of WEC will remain outstanding as one share of common stock of Primergy, and each outstanding share of NSP will be converted into 1.626 shares of common stock of Primergy. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". The Agreement is subject to various conditions, including approval of the stockholders of WEC and NSP and the approval of various regulatory agencies. WEC anticipates that the completion of the regulatory review and approval process will take approximately 12-18 months and, accordingly, WEC and NSP do not anticipate completing this business combination until late in 1996. ITEM 5. OTHER INFORMATION in
    Part II of this report discusses further the proposed transaction.

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                       --------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

On April 28, 1995, Wisconsin Energy Corporation ("Wisconsin Energy"), the parent company of Wisconsin Natural Gas Company ("Wisconsin Natural"), entered into an Agreement and Plan of Merger with Northern States Power Company ("NSP") which provides for a strategic business combination involving Wisconsin Energy and NSP in a "merger-of-equals" transaction. Further information concerning such agreement and proposed transaction is included in
ITEM 5. OTHER INFORMATION in Part II of this report.

RESULTS OF OPERATIONS

Net income increased approximately $3 million during the first quarter of 1995 compared to the same period in 1994, reflecting the non-recurring charge in the first quarter of 1994 of approximately $6 million (net of tax) associated with Wisconsin Natural's restructuring program. This charge included the cost of severance and early retirement packages, elements of a "revitalization" program designed to better position Wisconsin Natural in a changing market place. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs.

Excluding the non-recurring charge in 1994, net income decreased approximately $3 million in the first quarter of 1995 compared to the same period in 1994. Between the first quarter of 1995 and 1994, gas margins (operating revenue less cost of gas sold) decreased 14.4% as a result of lower natural gas deliveries. This was offset somewhat by a 14.6% reduction in operating and maintenance expenses, reflecting among other things the effects of the company's "revitalization" program.


GAS DELIVERIES
                                   Three Months Ended March 31
                                   ---------------------------
Therms Delivered - Thousands          1995             1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                           145,203          167,669     (13.4)
Commercial and Industrial              90,326           97,891      (7.7)
Interruptible                          14,099           16,978     (17.0)
                                   ----------       ----------
Total Sales                           249,628          282,538     (11.6)
Transported Customer Owned Gas         81,867           69,263      18.2
                                   ----------       ----------
Total Gas Delivered                   331,495          351,801      (5.8)
- -------------------------------

Natural gas therm deliveries during the first quarter of 1995 decreased primarily due to the mild winter weather. As measured by heating degree days, the first quarter of 1995 weather was 14.7% warmer compared to the same period in 1994. The warmer winter weather significantly reduced residential and commercial sales which have higher margins. Interruptible and transportation deliveries combined showed an increase over the first quarter of 1994. However, the margin on these deliveries is lower than on residential and commercial customers.

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


SOURCES OF NATURAL GAS

Wisconsin Natural purchases gas for injection into storage for future withdrawal during the heating season under various arrangements with gas storage facilities. At March 31, 1995 the cost of natural gas stored for future use was $7.3 million, representing a $1.8 million decrease from the cost of natural gas stored at March 31, 1994. Gas stored at these facilities is purchased by Wisconsin Natural from a number of suppliers.

For certain other information which may impact Wisconsin Natural's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in PART II.


                         PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in
PART I of Wisconsin Natural's Annual Report on Form 10-K for the year ended December 31, 1994.

RATE MATTERS

Wisconsin Retail Gas Jurisdiction

1996 Test Year: On March 27, 1995, Wisconsin Electric Power Company ("Wisconsin Electric") and Wisconsin Natural sent a letter to the Public Service
Commission of Wisconsin ("PSCW") proposing a one year deferral of their scheduled rate case filing. On May 1, 1995, Wisconsin Natural filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. The matter is pending.


ITEM 5.  OTHER INFORMATION

GAS SUPPLY PORTFOLIO MANAGEMENT AGREEMENT WITH MIDCON

On May 8, 1995, Wisconsin Natural announced that the company has entered into an agreement with MidCon Gas Services Corporation ("MidCon") under which MidCon will provide portfolio management for Wisconsin Natural's gas purchase, transportation and storage contracts. The arrangement, which takes effect on June 1, 1995, will be an integral part of a proposal that will be filed by Wisconsin Natural with the PSCW to replace the current Purchased Gas Adjustment mechanism with a new market-based pricing mechanism. The proposed gas pricing mechanism would link gas commodity prices to market indices and incorporate all other gas supply costs such as transportation and storage, under a price cap. The price cap will be designed to provide balanced financial incentives and risks for Wisconsin Natural and MidCon based on performance standards, while ensuring a reliable gas supply for consumers.

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

MERGER OF WISCONSIN NATURAL INTO WISCONSIN ELECTRIC

Wisconsin Energy intends to merge Wisconsin Natural into Wisconsin Electric to form a single combined utility subsidiary. The merger is intended to improve customer service and reduce operating costs. In October 1994, Wisconsin Electric and Wisconsin Natural filed a joint application to obtain the PSCW's approval of the merger. On May 9, 1995, the PSCW issued an order approving the merger. In 1994, Wisconsin Electric filed an application to obtain consent of the Michigan Public Service Commission ("MPSC") to assume Wisconsin Natural's liabilities in connection with the merger. On April 27, 1995, the MPSC issued an order approving the merger and the assumption of Wisconsin Natural's liabilities by Wisconsin Electric. Completion of the planned merger is expected to occur by January 1, 1996.

WISCONSIN ENERGY MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

As previously reported in Wisconsin Energy's 4/28/95 8-K (defined below), Wisconsin Energy, Northern States Power Company, a Minnesota corporation ("NSP"), and newly created subsidiaries of each of them, have entered into an Agreement and Plan of Merger, dated as of April 28, 1995 (the "Merger Agreement"), which provides for a strategic business combination involving NSP and Wisconsin Energy in a "merger-of-equals" transaction (the "Transaction"). The Transaction, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close shortly after all of the conditions to the consummation of the Transaction, including obtaining applicable shareholder and regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months.

In the Transaction, the holding company of the combined enterprise will be registered under the Public Utility Holding Company Act of 1935, as amended. The holding company will be named Primergy Corporation ("Primergy") and will be the parent company of both NSP (which, for regulatory reasons, will reincorporate in Wisconsin) and Wisconsin Energy's present principal utilities subsidiary, Wisconsin Electric Power Company, which will be renamed "Wisconsin Energy Company." Wisconsin Energy Company will include the operations of Wisconsin Natural, which is anticipated to be merged into Wisconsin Electric by January 1, 1996, as previously planned. It is anticipated that, following the Transaction, NSP's present Wisconsin utility subsidiary will be merged into Wisconsin Energy Company.

Under the terms of the Merger Agreement, based on the capitalization of Wisconsin Energy and NSP as of the date of the Merger Agreement, the Transaction would result in the common shareholders of NSP receiving 50% of the common equity of Primergy for their NSP common stock and the common shareholders of Wisconsin Energy owning the other 50% of the common equity of Primergy. Wisconsin Electric's outstanding preferred stock will be unchanged in the Transaction. The Transaction is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests.

Further information concerning the Merger Agreement and the reciprocal Stock Option Agreements entered into by Wisconsin Energy and NSP in connection therewith are filed as exhibits to Wisconsin Energy's Current Report on Form

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

WISCONSIN ENERGY MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY
(Cont'd)

8-K dated as of April 28, 1995, File No. 1-9057 ("Wisconsin Energy's 4/28/95 8-K"), to which reference may be made for further information concerning the Transaction. The Merger Agreement contains various conditions, covenants and termination provisions as described and referred to in Wisconsin Energy's 4/28/95 8-K. Pro forma financial information with respect to the Transaction is included in Wisconsin Energy's Form 10-Q for the quarter ended March 31, 1995.

Following announcement of the Transaction, on May 1, 1995 Standard & Poor's Corporation ("S&P") reported that it was placing on CreditWatch with negative implications its AA+ senior secure debt and AA+ preferred stock ratings of Wisconsin Electric. In addition, S&P indicated that while its AA senior secured debt rating of Wisconsin Natural would remain on CreditWatch, where it was placed on April 25, 1995, the implications were revised to negative from positive. S&P stated that if the Transaction is completed, the likely credit rating for the senior secured debt of Wisconsin Electric is expected to be AA or AA-. As part of its rating process, S&P intends to review the financial and operating plans of the merged utilities. Also on May 1, 1995, citing Wisconsin Electric's continued operation as a separate utility subsidiary after the Transaction, its strength within its rating category and its strong capital structure, Moody's Investors Service confirmed its Aa2 first mortgage bond rating of Wisconsin Electric.

Wisconsin Energy and NSP recognize that the divestiture of their existing gas operations and certain non-utility operations is a possibility under the new registered holding company structure contemplated by the Transaction, but will seek approval from the Securities and Exchange Commission ("SEC") to maintain such businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following Exhibit is filed with this report:

     Exhibit No.

      (27) Wisconsin Natural Gas Company Financial Data Schedule for the three months ended March 31, 1995.

     The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057.) ("WEC's 4/28/95 8-K")

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Cont'd)

      (2)-2 WEC Stock Option Agreement, dated as of April 28, 1995, by and among Northern States Power Company and Wisconsin Energy Corporation. (Exhibit (2)-2 to WEC's 4/28/95 8-K.)

      (2)-3 NSP Stock Option Agreement, dated as of April 28, 1995, by and among Wisconsin Energy Corporation and Northern States Power Company. (Exhibit (2)-3 to WEC's 4/28/95 8-K.)

      (99)-1 Press Release, dated May 1, 1995, of Wisconsin Energy Corporation. (Exhibit (99)-1 to WEC's 4/28/95 8-K.)

(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed in the quarter ended March 31, 1995.

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




                                          WISCONSIN NATURAL GAS COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                        s/R. R. Grigg, Jr.
                                        ------------------------------------
     Date: May 12, 1995                 R. R. Grigg, Jr., President and
                                          Chief Operating Officer



                                        s/A. K. Klisurich
                                        ------------------------------------
     Date: May 12, 1995                 A. K. Klisurich, Controller - Chief
                                          Accounting Officer

                         WISCONSIN NATURAL GAS COMPANY
                        -------------------------------

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 1995


 Exhibit
 Number
 -------

     The following Exhibit is filed with this report:

      (27) Wisconsin Natural Gas Company Financial Data Schedule for the three months ended March 31, 1995.

     The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057.) ("WEC's 4/28/95 8-K")

      (2)-2 WEC Stock Option Agreement, dated as of April 28, 1995, by and among Northern States Power Company and Wisconsin Energy Corporation. (Exhibit (2)-2 to WEC's 4/28/95 8-K.)

      (2)-3 NSP Stock Option Agreement, dated as of April 28, 1995, by and among Wisconsin Energy Corporation and Northern States Power Company. (Exhibit (2)-3 to WEC's 4/28/95 8-K.)

      (99)-1 Press Release, dated May 1, 1995, of Wisconsin Energy Corporation. (Exhibit (99)-1 to WEC's 4/28/95 8-K.)