Form 10-Q
period 1995-06-30
WISCONSIN NATURAL GAS CO
filed 1995-08-03
CIK 107830

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 1995

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

               Class                         Outstanding at August 1, 1995
     -------------------------               -----------------------------
     $1 Par Value Common Stock                      1,725,000 Shares

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q for omission of data by certain wholly-owned subsidiaries and is therefore filing this Form with the reduced disclosure format.

                                                                                                                     FORM 10-Q
                                       WISCONSIN NATURAL GAS COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       WISCONSIN NATURAL GAS COMPANY

                                         CONDENSED INCOME STATEMENT

                                                (Unaudited)
                                                  Three Months Ended             Six Months Ended
                                                        June 30                       June 30
                                                  ------------------            ------------------
                                                  1995          1994            1995          1994
                                                  ----          ----            ----          ----
                                                               (Thousands of Dollars)
Operating Revenues                            $ 55,175      $ 58,502        $176,275      $206,081

Operating Expenses
  Cost of gas sold                              32,536        37,285         105,339       128,438
  Other operation expenses                      14,245        14,962          29,856        33,260
  Maintenance                                    1,201         1,787           2,512         3,304
  Revitalization                                  -             -               -           10,400
  Depreciation                                   4,364         4,183           8,756         8,329
  Income taxes                                     174          (784)         10,067         7,030
                                              --------      --------        --------      --------
    Total Operating Expenses                    52,520        57,433         156,530       190,761

Operating Income                                 2,655         1,069          19,745        15,320

Other Income and Deductions
  Miscellaneous - net                              143           161             261           290
  Income Taxes                                     (58)          (49)           (105)         (103)
                                              --------      --------        --------      --------
    Total Other Income and Deductions               85           112             156           187

Income Before Interest Charges                   2,740         1,181          19,901        15,507

Interest Charges                                 1,617         1,772           3,696         3,864
                                              --------      --------        --------      --------
Net Income (Loss)                             $  1,123      $   (591)       $ 16,205      $ 11,643
                                              ========      ========        ========      ========


Note - Earnings and dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.

See accompanying notes to financial statements.



























                                                      - 2 -

                                                                                                                     FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          CONDENSED BALANCE SHEET

                                                (Unaudited)
                                                                     June 30, 1995       December 31, 1994
                                                                     -------------       -----------------
                                                                             (Thousands of Dollars)
          Assets
          ------
Utility Plant
  Plant                                                                 $475,853              $468,224
  Accumulated provision for depreciation                                (228,542)             (220,192)
                                                                        --------              --------
     Net Utility Plant                                                   247,311               248,032

Other Property and Investments                                             2,432                 2,344

Current Assets
  Cash and cash equivalents                                                2,423                 3,392
  Accounts receivable                                                     25,182                22,286
  Accrued utility revenues                                                 6,543                33,056
  Materials, supplies and natural gas
    stored                                                                22,871                33,213
  Prepayments and other assets                                             5,110                 4,599
                                                                        --------              --------
     Total Current Assets                                                 62,129                96,546

Deferred Charges and Other Assets
  Accumulated deferred income taxes                                       18,774                18,799
  Other                                                                   10,389                10,897
                                                                        --------              --------
     Total Deferred Charges and Other Assets                              29,163                29,696
                                                                        --------              --------
Total Assets                                                            $341,035              $376,618
                                                                        ========              ========
        Capitalization and Liabilities
        ------------------------------

Capitalization
  Common stock                                                          $ 81,016              $ 81,016
  Retained earnings                                                       61,886                51,106
                                                                        --------              --------
     Total Common Stock Equity                                           142,902               132,122
  Long-term debt                                                          66,551                66,519
                                                                        --------              --------
     Total Capitalization                                                209,453               198,641

Current Liabilities
  Long-term debt due currently                                              -                   12,290
  Short-term debt                                                         13,299                55,478
  Accounts payable                                                        21,407                23,575
  Accrued liabilities                                                      4,250                12,313
  Other                                                                   26,822                 9,248
                                                                        --------              --------
     Total Current Liabilities                                            65,778               112,904

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                       32,643                32,182
  Other                                                                   33,161                32,891
                                                                        --------              --------
     Total Deferred Credits and Other Liabilities                         65,804                65,073
                                                                        --------              --------
Total Capitalization and Liabilities                                    $341,035              $376,618
                                                                        ========              ========


See accompanying notes to financial statements.







                                                      - 3 -

                                                                                                                     FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          STATEMENT OF CASH FLOWS

                                                (Unaudited)

                                                                            Six Months Ended June 30
                                                                           --------------------------
                                                                            1995                1994
                                                                            ----                ----
                                                                             (Thousands of Dollars)
Operating Activities:
  Net income                                                              $16,205            $11,643
  Reconciliation to cash:
    Depreciation                                                            8,756              8,329
    Revitalization - net                                                     (311)             8,531
    Deferred income taxes - net                                               500             (2,571)
    Investment tax credit - net                                              (222)              (248)
    Change in:  Accounts receivable                                        (2,896)               299
                Inventories                                                10,342             14,389
                Accounts payable                                           (2,168)            (8,712)
                Other current assets                                       26,002             31,351
                Other current liabilities                                   9,511             15,838
    Other                                                                   1,628                431
                                                                         --------           --------
Cash Provided by Operating Activities                                      67,347             79,280

Investing Activities:
  Construction expenditures                                                (8,426)            (8,171)
  Other                                                                      -                (2,216)
                                                                         --------           --------
Cash Used in Investing Activities                                          (8,426)           (10,387)

Financing Activities:
  Sale of long-term debt                                                     -                 9,290
  Retirement of long-term debt                                            (12,286)           (10,748)
  Change in short-term debt                                               (42,179)           (62,310)
  Dividends on stock - common                                              (5,425)            (5,250)
                                                                         --------           --------
Cash Used in Financing Activities                                         (59,890)           (69,018)
                                                                         --------           --------
Change in Cash and Cash Equivalents                                      $   (969)          $   (125)
                                                                         ========           ========

Supplemental Information Disclosures:

  Cash Paid for:
    Interest (net of amount capitalized)                                 $  3,829           $  3,836
    Income taxes                                                           17,982              6,900






See accompanying notes to financial statements.



















                                                      - 4 -

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                        -------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months and six months ended June 30, 1995 are not, however, necessarily indicative of the results which may be expected for the year 1995 because of seasonal and other factors.

2. On April 28, 1995, Wisconsin Energy Corporation ("WEC"), Wisconsin Natural Gas Company's ("Wisconsin Natural") parent company, and Northern States Power Company, Minnesota ("NSP") entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction. As a result, a registered utility holding company, which will be known as Primergy Corporation ("Primergy"), will be the parent of NSP and the current operating subsidiaries of NSP and WEC. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests".

   The Merger Agreement is subject to various conditions, including approval of the stockholders of WEC and NSP and the approval of various regulatory agencies. On July 10, 1995 WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission seeking approval of the proposed merger. Similar filings will be made later this year with regulatory agencies in states where WEC and NSP provide utility services. The Merger Agreement and certain other related matters will be submitted to shareholders of WEC and NSP for their consideration at meetings scheduled for September 13, 1995. WEC and NSP anticipate completing this business combination late in 1996. ITEM 5. OTHER INFORMATION in Part II of this report contains further information concerning the proposed transaction.

3. WEC intends to merge Wisconsin Natural into Wisconsin Electric Power Company, the principal subsidiary of WEC, to form a single combined utility subsidiary. All required regulatory approvals for the merger have been received. Completion of the planned merger is expected to occur by January 1, 1996.

                                                                     FORM 10-Q
                         WISCONSIN NATURAL GAS COMPANY
                       --------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Wisconsin Energy Corporation ("Wisconsin Energy" or "WEC"), the parent company of Wisconsin Natural Gas Company ("Wisconsin Natural"), has entered into an agreement with Northern States Power Company ("NSP") which provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction. Further information concerning such agreement and proposed transaction is included in ITEM 5. OTHER INFORMATION in Part II of this report.

RESULTS OF OPERATIONS

Second Quarter Results:

Net income increased $1.7 million during the second quarter of 1995 compared to the same period during 1994. In the second quarter of 1995, gas revenues decreased 5.7% from the same period in 1994. However, gas margins (operating revenue less cost of gas sold) increased 6.7% in these comparative periods as a result of an increase in gas deliveries. For the same periods, other operation and maintenance expenses decreased 7.8%.

GAS DELIVERIES
                                   Three Months Ended June 30
                                   ---------------------------
Therms Delivered - Thousands          1995             1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                            49,845           42,982      16.0
Commercial and Industrial              30,652           28,495       7.6
Interruptible                          11,900           10,612      12.1
                                   ----------       ----------
Total Sales                            92,397           82,089      12.6
Transported Customer Owned Gas         59,967           55,365       8.3
                                   ----------       ----------
Total Gas Delivered                   152,364          137,454      10.8
- -------------------------------

Natural gas therm deliveries during the second quarter of 1995 increased 10.8%, primarily due to cooler weather. As measured by heating degree days, the second quarter of 1995 weather was 4.9% cooler compared to the same period in 1994.

SOURCES OF NATURAL GAS

Wisconsin Natural purchases gas for injection into storage for future withdrawal during the heating season under various arrangements with gas storage facilities. At June 30, 1995, the cost of natural gas stored for future use was $18.1 million, representing a $6.4 million decrease from the cost of natural gas stored at June 30, 1994. Gas stored at these facilities is purchased by Wisconsin Natural from a number of suppliers.

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

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)




Year-to-Date Results:

Net income increased approximately $4.6 million during the six months ended June 30, 1995 compared to the same period in 1994, reflecting a non-recurring charge in the first quarter of 1994 of approximately $6 million (net of tax) associated with Wisconsin Natural's restructuring program. This charge included the cost of severance and early retirement packages, elements of a "revitalization" program designed to better position Wisconsin Natural in a changing market place. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs. Excluding the non-recurring charge in 1994, net income decreased approximately $1.4 million during the six months period ended June 30, 1995 compared to the same period during 1994.

Gas revenues decreased 14.5% and gas margins (operating revenue less cost of gas sold) decreased 8.6% as a result of lower natural gas deliveries. This was offset somewhat by a 11.5% reduction in operating and maintenance expenses, reflecting among other things, the effects of the company's "revitalization" program.

GAS DELIVERIES
                                    Six Months Ended June 30
                                   ---------------------------
Therms Delivered - Thousands          1995             1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                           195,048          210,651      (7.4)
Commercial and Industrial             120,978          126,385      (4.3)
Interruptible                          25,999           27,590      (5.8)
                                   ----------       ----------
Total Sales                           342,025          364,626      (6.2)
Transported Customer Owned Gas        141,834          124,628      13.8
                                   ----------       ----------
Total Gas Delivered                   483,859          489,254      (1.1)
- -------------------------------

Natural gas therm deliveries during the first six months of 1995 also decreased primarily due to the mild winter weather in the first quarter of 1995. As measured by heating degree days, the first quarter of 1995 was 14.7% warmer compared to the same period in 1994. The warmer winter weather reduced residential and commercial sales which have higher margins. Interruptible and transportation deliveries combined showed an increase over the same period. However, the margin on these deliveries is lower than on residential and commercial customers.

For certain other information which may impact Wisconsin Natural's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II.

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                         PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in Part I of Wisconsin Natural's Annual Report on Form 10-K for the year ended December 31, 1994 and ITEM 1. LEGAL PROCEEDINGS in PART II of Wisconsin Natural's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

RATE MATTERS

Wisconsin Retail Gas Jurisdiction

1996 Test Year: On March 27, 1995, Wisconsin Electric Power Company ("Wisconsin Electric") and Wisconsin Natural sent a letter to the Public Service
Commission of Wisconsin ("PSCW") proposing a one year deferral of their scheduled rate case filing. On May 1, 1995, Wisconsin Electric and Wisconsin Natural filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. The Citizens Utility Board ("CUB") filed a petition seeking a reduction in rates of $100 million and a hearing on the companies' request for a freeze on rates in 1996. Other parties filed in support of CUB's petition. The companies are opposing the petition. The PSCW staff has reviewed the companies' data and has developed a preliminary recommendation for an electric rate decrease of between 2% and 3%, a gas rate decrease of approximately 2.5%, and a steam rate decrease of about 5%. The PSCW staff recommendation is based upon a regulatory return on equity of 11.3%. This matter is expected to come before the PSCW in mid-August or September 1995. Any change in rates would likely not take effect until after January 1, 1996.


ITEM 5.  OTHER INFORMATION

PURCHASED GAS ADJUSTMENT MECHANISM

On June 30, 1995, Wisconsin Natural filed with the PSCW a proposal to replace the current Purchased Gas Adjustment ("PGA") mechanism with a new market-based pricing mechanism. The proposed gas pricing mechanism would link gas commodity prices to market indices and incorporate all other gas supply costs such as transportation and storage, under a price cap. The price cap would be designed to provide balanced financial incentives and risks for Wisconsin Natural based on performance standards, while ensuring a reliable gas supply for consumers. On July 25, 1995, the PSCW decided to analyze and review this proposal as part of a generic PGA docket that will review alternatives for gas cost recovery. The matter is pending.

WISCONSIN ENERGY MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

On April 28, 1995, Wisconsin Energy Corporation ("Wisconsin Energy" or "WEC"), the parent company of Wisconsin Natural Gas Company ("Wisconsin Natural"), entered into an Agreement and Plan of Merger with Northern States Power Company ("NSP") which provides for a strategic business combination involving Wisconsin Energy and NSP in a "merger-of-equals" transaction, as previously

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

ITEM 5.  OTHER INFORMATION (Cont'd)

reported in WEC's Current Report on Form 8-K dated as of April 28, 1995 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 ("WEC's 3/31/95 10-Q"). The Agreement and Plan of Merger was amended and restated as of July 26, 1995 to make certain nonsubstantive changes. The Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, is referred to herein as the "Merger Agreement." Further information concerning such agreement and proposed transaction is included in ITEM 1. FINANCIAL STATEMENTS, Notes to Financial Statements, in Part I of this report, and detailed information with respect thereto will be included in the Joint Proxy Statement/Prospectus which will be sent to shareholders of NSP and WEC in connection with their respective shareholder meetings to vote on the Merger Agreement and certain related matters.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following Exhibit is filed with this report:

     Exhibit No.

      (27)-1 Wisconsin Natural Gas Company Financial Data Schedule for the six months ended June 30, 1995.

     The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057; certain other related documents were also filed as exhibits to such report.) (The Amended and Restated Merger Agreement, dated as of April 28, 1995, as amended and restated as of July 26, 1995, will be filed as an exhibit to Wisconsin Energy Corporation's Registration Statement on Form S-4 to be filed for the registration under the Securities Act of 1933 of the securities to be issued pursuant to the Amended and Restated Merger Agreement.)


(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed in the quarter ended June 30, 1995.

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




                                          WISCONSIN NATURAL GAS COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                        /s/R. R. Grigg, Jr.
                                        ------------------------------------
     Date: August 3, 1995               R. R. Grigg, Jr., President and
                                          Chief Operating Officer



                                        /s/A. K. Klisurich
                                        ------------------------------------
     Date: August 3, 1995               A. K. Klisurich, Controller - Chief
                                          Accounting Officer

                         Wisconsin Natural Gas Company

                                 EXHIBIT INDEX
                                 -------------

                      Form 10-Q for Quarter ended 6/30/95


     Exhibit
     Number
     -------

      (27)-1 Wisconsin Natural Gas Company Financial Data Schedule for the six months ended June 30, 1995.

   The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057; certain other related documents were also filed as exhibits to such report.) (The Amended and Restated Merger Agreement, dated as of April 28, 1995, as amended and restated as of July 26, 1995, will be filed as an exhibit to Wisconsin Energy Corporation's Registration Statement on Form S-4 to be filed for the registration under the Securities Act of 1933 of the securities to be issued pursuant to the Amended and Restated Merger Agreement.)





























                                    - 11 -
</DOCUMENT/>