Form 10-Q
period 1995-09-30
WISCONSIN NATURAL GAS CO
filed 1995-11-13
CIK 107830

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 1995

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

               Class                        Outstanding at November 1, 1995
     -------------------------              -------------------------------
     $1 Par Value Common Stock                      1,725,000 Shares

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q for omission of data by certain wholly-owned subsidiaries and is therefore filing this Form with the reduced disclosure format.

                                                                                                                     FORM 10-Q
                                       WISCONSIN NATURAL GAS COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       WISCONSIN NATURAL GAS COMPANY

                                         CONDENSED INCOME STATEMENT

                                                (Unaudited)
                                                  Three Months Ended            Nine Months Ended
                                                     September 30                  September 30
                                                  ------------------            ------------------
                                                  1995          1994            1995          1994
                                                  ----          ----            ----          ----
                                                               (Thousands of Dollars)
Operating Revenues                            $ 39,426      $ 37,563        $215,701      $243,644

Operating Expenses
  Cost of gas sold                              24,476        23,149         129,815       151,587
  Other operation expenses                      14,321        15,511          44,177        48,771
  Maintenance                                    1,285         1,544           3,797         4,848
  Revitalization                                  -             -               -           10,400
  Depreciation                                   4,454         4,231          13,210        12,560
  Income taxes                                  (2,954)       (3,764)          7,113         3,266
                                              --------      --------        --------      --------
    Total Operating Expenses                    41,582        40,671         198,112       231,432

Operating Income                                (2,156)       (3,108)         17,589        12,212

Other Income and Deductions
  Miscellaneous - net                             (886)          101            (625)          391
  Income taxes                                     (31)          (59)           (136)         (162)
                                              --------      --------        --------      --------
    Total Other Income and Deductions             (917)           42            (761)          229

Income Before Interest Charges                  (3,073)       (3,066)         16,828        12,441

Interest Charges                                 1,815         1,948           5,511         5,812
                                              --------      --------        --------      --------
Net Income (Loss)                             $ (4,888)     $ (5,014)       $ 11,317      $  6,629
                                              ========      ========        ========      ========




Note - Earnings and dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.

See accompanying notes to financial statements.























                                                      - 2 -

                                                                                                                     FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          CONDENSED BALANCE SHEET

                                                (Unaudited)
                                                                September 30, 1995       December 31, 1994
                                                                ------------------       -----------------
                                                                            (Thousands of Dollars)
          Assets
          ------
Utility Plant
  Plant                                                                 $482,399              $468,224
  Accumulated provision for depreciation                                (232,575)             (220,192)
                                                                        --------              --------
     Net Utility Plant                                                   249,824               248,032

Other Property and Investments                                             2,438                 2,344

Current Assets
  Cash and cash equivalents                                                1,533                 3,392
  Accounts receivable                                                     17,636                22,286
  Accrued utility revenues                                                 8,387                33,056
  Materials, supplies and natural gas
    stored                                                                35,409                33,213
  Prepayments and other assets                                             5,594                 4,599
                                                                        --------              --------
     Total Current Assets                                                 68,559                96,546

Deferred Charges and Other Assets
  Accumulated deferred income taxes                                       18,843                18,799
  Other                                                                    9,131                10,897
                                                                        --------              --------
     Total Deferred Charges and Other Assets                              27,974                29,696
                                                                        --------              --------
Total Assets                                                            $348,795              $376,618
                                                                        ========              ========

   Capitalization and Liabilities
   ------------------------------
Capitalization
  Common stock                                                          $ 81,016              $ 81,016
  Retained earnings                                                       54,198                51,106
                                                                        --------              --------
     Total Common Stock Equity                                           135,214               132,122
  Long-term debt                                                          66,567                66,519
                                                                        --------              --------
     Total Capitalization                                                201,781               198,641

Current Liabilities
  Long-term debt due currently                                              -                   12,290
  Short-term debt                                                         32,599                55,478
  Accounts payable                                                        19,615                23,575
  Accrued liabilities                                                      4,221                12,313
  Other                                                                   23,508                 9,248
                                                                        --------              --------
     Total Current Liabilities                                            79,943               112,904

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                       32,908                32,182
  Other                                                                   34,163                32,891
                                                                        --------              --------
     Total Deferred Credits and Other Liabilities                         67,071                65,073
                                                                        --------              --------
Total Capitalization and Liabilities                                    $348,795              $376,618
                                                                        ========              ========




See accompanying notes to financial statements.




                                                      - 3 -

                                                                                                                     FORM 10-Q

                                       WISCONSIN NATURAL GAS COMPANY

                                          STATEMENT OF CASH FLOWS

                                                (Unaudited)
                                                                         Nine Months Ended September 30
                                                                         ------------------------------
                                                                            1995                1994
                                                                            ----                ----
                                                                             (Thousands of Dollars)
Operating Activities:
  Net income                                                              $11,317            $ 6,629
  Reconciliation to cash:
    Depreciation                                                           13,210             12,560
    Revitalization - net                                                     (380)             7,920
    Deferred income taxes - net                                               682             (2,229)
    Investment tax credit - net                                              (333)              (372)
    Change in:  Accounts receivable                                         4,650             20,537
                Inventories                                                (2,196)             4,101
                Accounts payable                                           (3,960)           (12,491)
                Other current assets                                       23,674             30,543
                Other current liabilities                                   6,168             (3,549)
    Other                                                                   4,236              2,131
                                                                         --------           --------
Cash Provided by Operating Activities                                      57,068             65,780

Investing Activities:
  Construction expenditures                                               (15,463)           (15,957)
  Other                                                                       (74)            (2,323)
                                                                         --------           --------
Cash Used in Investing Activities                                         (15,537)           (18,280)

Financing Activities:
  Sale of long-term debt                                                     -                 9,290
  Retirement of long-term debt                                            (12,286)           (13,696)
  Change in short-term debt                                               (22,879)           (35,754)
  Dividends on stock - common                                              (8,225)            (7,875)
                                                                         --------           --------
Cash Provided by (Used in) Financing Activities                           (43,390)           (48,035)
                                                                         --------           --------
Change in Cash and Cash Equivalents                                      $ (1,859)          $   (535)
                                                                         ========           ========

Supplemental Information Disclosures:

  Cash Paid for:
    Interest (net of amount capitalized)                                 $  5,463            $  6,008
    Income taxes                                                           17,644               9,946


See accompanying notes to financial statements.























                                                      - 4 -

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                        -------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months and nine months ended September 30, 1995 are not, however, necessarily indicative of the results which may be expected for the year 1995 because of seasonal and other factors.

2. On April 28, 1995, Wisconsin Energy Corporation ("WEC"), Wisconsin Natural Gas Company's ("WN") parent company, and Northern States Power Company, Minnesota ("NSP") entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction. As a result, a registered utility holding company, which will be known as Primergy Corporation ("Primergy"), will be the parent of NSP and the current operating subsidiaries of NSP and WEC. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests".

    The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. On July 10, 1995 WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission seeking approval of the proposed merger. Similar filings were made on August 4, 1995 with regulatory agencies in the states where WEC and NSP provide utility services and in which such filings are required. On September 13, 1995, the stockholders of WEC and NSP voted, in their respective stockholder meetings, to approve the Merger Agreement and certain other related matters. Applications for license amendments and approvals relating to the proposed merger were filed with the Nuclear Regulatory Commission in late October 1995. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing this business combination late in 1996. ITEM 5. OTHER INFORMATION - MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY in Part II of this report contains further information concerning the proposed transaction.

3. WEC intends to merge WN into Wisconsin Electric Power Company, the principal subsidiary of WEC, to form a single combined utility subsidiary. All required regulatory approvals for the merger have been received. Completion of the planned merger is expected to occur by January 1, 1996.

                                                                     FORM 10-Q
                         WISCONSIN NATURAL GAS COMPANY
                       --------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC"), the parent company of Wisconsin Natural Gas Company ("WN"), has entered into an agreement with Northern States Power Company ("NSP") which provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction. Further information concerning such agreement and proposed transaction is included in ITEM 5. OTHER INFORMATION - MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY in
Part II of this report.

RESULTS OF OPERATIONS

Third Quarter Results:

As a result of a 19% increase in total natural gas deliveries during the third quarter of 1995 compared to 1994, gas revenues rose 5.0%. Since a majority of the increase in gas deliveries was to low margin interruptible and transportation customers, gross margin on gas deliveries (operating revenue less cost of gas sold) increased 3.7%, less than the increase in gas revenues. In the third quarter of 1995, other operation and maintenance expenses decreased 8.5% compared to the same period in 1994, reflecting among other things, the effects of WN's restructuring program.

GAS DELIVERIES

                                 Three Months Ended September 30
                                 -------------------------------
Therms Delivered - Thousands          1995             1994       % Change
-------------------------------    ----------       ----------    --------
Residential                            23,955           22,575       6.1
Commercial and Industrial              12,506           14,250     (12.2)
Interruptible                          12,707            9,586      32.6
                                   ----------       ----------
Total Sales                            49,168           46,411       5.9
Transported Customer Owned Gas         65,991           50,397      30.9
                                   ----------       ----------
Total Gas Delivered                   115,159           96,808      19.0
-------------------------------

Natural gas therm deliveries during the third quarter of 1995 increased 19.0% compared to the third quarter of 1994, primarily due to electric generation peaking requirements as a result of hot summer weather. As measured by cooling degree days, the weather in the third quarter of 1995 was 17.2% warmer compared to the same period in 1994. Interruptible sales to Concord ("Concord") and Paris ("Paris") Generating Stations increased by 4.8 million therms and transportation deliveries to Paris increased by about 13.2 million therms in the third quarter of 1995 compared to 1994. Deliveries to Concord and Paris, peaking power plants owned by Wisconsin Electric Power Company ("WE"), principal subsidiary of WEC, are at rates approved by the Public Service Commission of Wisconsin ("PSCW"). All of the respective generating units at Concord and at Paris were in operation during the third quarter of 1995 while only the generating units at Concord were in operation during the third quarter of 1994.

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

GAS DELIVERIES (cont'd)

For additional information regarding matters pertaining to gas operations, refer to ITEM 1. BUSINESS - GAS UTILITY OPERATIONS in PART I of WN's Annual Report on Form 10-K for the year ended December 31, 1994.

Year-to-Date Results:

Net income increased approximately $4.7 million or 70.7% during the nine months ended September 30, 1995 compared to the same period in 1994, reflecting a non-recurring charge in the first quarter of 1994 of approximately $6 million (net of tax) associated with WN's restructuring program. This charge included the cost of severance and early retirement packages, elements of a "revitalization" program designed to better position WN in a changing market place. It is anticipated that this change will be offset by the end of 1995 through savings in operation and maintenance costs. Excluding the non-recurring charge in 1994, net income decreased approximately $1.3 million or 10.4% during the nine month period ended September 30, 1995 compared to the same period in 1994.

During the first nine months of 1995 compared to the first nine months of 1994, total gas revenues decreased 11.5% and gas margins (operating revenue less cost of gas sold) decreased 6.7% primarily as a result of a decrease in residential and commercial and industrial sales. This was offset somewhat by a 10.5% reduction in other operation and maintenance expenses, reflecting among other things, the effects of WN's "revitalization" program.

GAS DELIVERIES

                                 Nine Months Ended September 30
                                 ------------------------------
Therms Delivered - Thousands          1995            1994        % Change
-------------------------------    ----------      ----------     --------
Residential                           219,003         233,226       (6.1)
Commercial and Industrial             133,484         140,635       (5.1)
Interruptible                          38,706          37,176        4.1
                                   ----------      ----------
Total Sales                           391,193         411,037       (4.8)
Transported Customer Owned Gas        207,825         175,025       18.7
                                   ----------      ----------
Total Gas Delivered                   599,018         586,062        2.2
-------------------------------

Natural gas therm deliveries during the first nine months of 1995 increased 2.2% compared to the same period in 1994. Combined residential sales and commercial and industrial sales, which have higher margins, declined 5.7%, primarily due to the mild winter weather in the first quarter of 1995. As measured by heating degree days, the first quarter of 1995 was 14.7% warmer compared to the same period in 1994. Offsetting the decline in residential and commercial and industrial sales, combined interruptible sales and transportation deliveries, which have lower margins, increased 16.2% over the same period, primarily as a result of the hot summer weather and the increased deliveries to Concord and Paris noted above.

                                                                     FORM 10-Q
                         WISCONSIN NATURAL GAS COMPANY
                      -----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

RESULTS OF OPERATIONS - Cont'd

For certain other information which may impact WN's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II of this report.

                         PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in PART I of Wisconsin Natural Gas Company's ("WN") Annual Report on Form 10-K for the year ended December 31, 1994 and ITEM 1. LEGAL PROCEEDINGS in Part II of WN's Quarterly Reports on Form 10-Q for the periods ended March 31, 1995 and June 30, 1995.

WISCONSIN RETAIL RATE MATTERS

1996 Test Year: On May 1, 1995, WE and WN filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. At the PSCW's open meeting on August 21, 1995, the PSCW determined that the electric, gas and steam rates for 1996 should be decreased from current levels. The dollar impacts and percentage decreases for electric, gas and steam rates are approximately $33 million (2.75%), $8 million (2.6%) and approximately $0.8 million (5.1%), respectively, on an annualized basis. In its letter dated September 11, 1995, the PSCW directed that the rate decreases be implemented effective January 1, 1996.

1997 Test Year: In its letter dated September 11, 1995, the PSCW instructed WE and WN to file in January 1996 specific financial data related to the 1997 test year. The PSCW has determined that it will need a full review of WE and WN's rates for the 1997 test year in connection with the consideration of the application for approval of the proposed merger of Wisconsin Energy Corporation and Northern States Power Company. Further information concerning the proposed merger is included in ITEM 5. OTHER INFORMATION - MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY in Part II of this report.

ITEM 5.  OTHER INFORMATION

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

As previously reported, on April 28, 1995, Wisconsin Energy Corporation ("WEC"), Wisconsin Natural Gas Company's ("WN") parent company, and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 (the "Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction. As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended, and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), of Wisconsin Electric Power Company ("WE") (the principal utility subsidiary of WEC, which will be renamed Wisconsin Energy Company) and of the other subsidiaries of WEC and NSP. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests".

                                                                     FORM 10-Q
                         WISCONSIN NATURAL GAS COMPANY
                       ---------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

Wisconsin Energy Company will include the operations of WN, which WEC intends to merge into WE to form a single combined utility subsidiary, as previously planned. Completion of the planned merger of WN into WE is expected to occur by January 1, 1996.

Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a wholly owned subsidiary of NSP, will also be merged into Wisconsin Energy Company in connection with the transactions contemplated by the Merger Agreement. Prior to the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire certain gas utility assets in LaCrosse and Hudson, Wisconsin from NSP-WI.

WEC and NSP recognize that the divestiture of their existing gas operations and certain non-utility operations is a possibility under the new registered holding company structure contemplated by the Merger Agreement, but will seek approval from the Securities and Exchange Commission ("SEC") to maintain such businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.

The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. On July 10, 1995, WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission ("FERC") seeking approval of the proposed business combination. FERC has received a number of protests about and requests for hearings on the application to which WEC and NSP have responded. The matter is pending. Applications for approval of the mergers contemplated by the Merger Agreement and related transactions, including, in the case of certain commissions, the issuance of securities in connection therewith, were filed in early August 1995 with the Minnesota, Wisconsin, North Dakota and Michigan utility commissions. An application for disclaimer of jurisdiction was filed with the South Dakota utility commission concurrently with other state applications. The PSCW has determined that it will need a full review of WE's rates for the 1997 test year in connection with the consideration of the application for approval of the mergers contemplated by the Merger Agreement and related transactions. The Merger Agreement and certain related matters were approved by shareholders of WEC and NSP at their respective meetings of shareholders held on September 13, 1995. Applications for license amendments and approvals relating to the proposed merger were filed with the Nuclear Regulatory Commission in late October 1995. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing this business combination late in 1996.

Further information related to the Merger Agreement was previously reported in WEC's Current Reports on Form 8-K dated as of April 28, 1995 and as of September 13, 1995, in WE's Current Report on Form 8-K dated as of
August 25, 1995 and in WEC's, WE's and WN's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995. Detailed information with respect to the Merger Agreement and the transactions contemplated thereby is contained in the Joint Proxy Statement/Prospectus dated August 7, 1995 (contained in WEC's Registration Statement on Form S-4, Registration No. 33-61619) which relates to the meetings of the shareholders of WEC and NSP to vote on the Merger Agreement and related matters.

                                                                     FORM 10-Q

                         WISCONSIN NATURAL GAS COMPANY
                       ---------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following Exhibit is filed with this report:

     Exhibit No.

      (27)-1 Wisconsin Natural Gas Company ("WN") Financial Data Schedule for the nine months ended September 30, 1995.

      The following Exhibits are incorporated herein by reference:

      (2)-1 Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation ("WEC"), Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to WEC's Registration Statement on Form S-4 filed on August 7, 1995, Registration No. 33-61619.)

      (2)-2 Plan and Agreement of Merger, dated June 30, 1994, by and between WE and WN. (Appendix A to WE's Proxy Statement dated October 31, 1994, in File No. 1-1245.)

(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed in the quarter ended September 30, 1995.

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




                                          WISCONSIN NATURAL GAS COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                        /s/R. R. Grigg, Jr.
                                        ------------------------------------
     Date: November 10, 1995            R. R. Grigg, Jr., President and
                                           Chief Operating Officer



                                        /s/A. K. Klisurich
                                        ------------------------------------
     Date: November 10, 1995            A. K. Klisurich, Controller - Chief
                                           Accounting Officer

                         WISCONSIN NATURAL GAS COMPANY
                      ----------------------------------

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1995

Exhibit
Number
-------

The following Exhibit is filed with this report:

 (27)-1 Wisconsin Natural Gas Company ("WN" or "Wisconsin Natural") Financial Data Schedule for the nine months ended September 30, 1995.

The following Exhibits are incorporated herein by reference:

 (2)-1 Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation ("WEC"), Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to WEC's Registration Statement on Form S-4 filed on August 7, 1995, Registration No. 33-61619.)

 (2)-2 Plan and Agreement of Merger, dated June 30, 1994, by and between WE and WN. (Appendix A to WE's Proxy Statement dated October 31, 1994, in File No. 1-1245.)